Form 10-K/A
PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD
filed 1995-03-30
CIK 772124

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K/A

    X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             FOR FISCAL YEAR ENDED:  MARCH 31, 1994

                               OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from           to          .

                Commission File Number:  0-17150

           PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
        Texas                                               76-0147579
(State of organization)                              (I.R.S.Employer
                                                     Identification  No.)

  265 Franklin Street, Boston, Massachusetts
02110
 (Address of principal executive office)
(Zip Code)

Registrant's telephone number, including area code (617) 439-8118

Securities registered pursuant to Section 12(b) of the Act:
                                               Name of each exchange on
Title of each class                                 which registered
       None                                                      None
Securities registered pursuant to Section 12(g) of the Act:

              UNITS OF LIMITED PARTNERSHIP INTEREST
                        (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X No     .
                                               ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

               DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                        Form 10-K
Reference
Prospectus of registrant dated                                   Parts III and
IV
September 11, 1985, as supplemented
   The above per Limited Partnership Unit information is based upon the 41,644 Limited Partnership Units outstanding during each year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership offered limited partnership interests to the public from September 11, 1985 to September 5, 1987 pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. Gross proceeds of $41,644,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $32,751,000 was originally invested in joint venture interests in six residential apartment properties. The performance of the Partnership's investment properties has been adversely impacted by an oversupply of competing apartment units throughout the country and in the six local markets in which the properties are located. Through March 31, 1994, these conditions have resulted in the loss of three of the properties to foreclosure: Clipper Cove Apartments in March 1990, Quinten's Crossing Apartments in August 1992 and Parrot's Landing Apartments in October 1992. The foreclosures of these three properties represent a loss of approximately 38% of the original investment portfolio.

    The operations of the three remaining assets, The Lakes at South Coast Apartments, the Harbour Pointe Apartments and the Lincoln Garden Apartments, have been stabilized as a result of successful debt restructurings and do not currently require the use of the Partnership's cash reserves to support operations. Nonetheless, the properties would not operate at or above breakeven under conventional financing arrangements at the current debt obligation levels. All three of these properties have been financed with tax-exempt municipal bonds issued by local housing authorities. The interest rates on all three of these restructured debt obligations are now variable rates which are based on comparable rates on similar tax-exempt obligations. Throughout fiscal 1994, such rates have remained at their lowest levels in several years. However, market interest rates increased somewhat in the fourth quarter of fiscal 1994, and again subsequent to year-end. It is likely that such rates will rise further in the future. As previously reported, the debt modification agreement for The Lakes was structured with certain debt service reserves and accrual features intended to help absorb interest rate fluctuations. In addition, a portion of the calendar 1992 excess cash flow from The Lakes was used to buy a one-year interest rate cap agreement, which fixed the maximum interest rate on the venture's mortgage loan at less than 4% per annum for calendar year 1993. This interest rate cap expired in December 1993 and was not renewed. The Lakes Joint Venture still has significant reserves in place to help absorb future increases in the mortgage interest rate. The Harbour Pointe and Lincoln Garden joint ventures would require advances from the venture partners, principally the Partnership, if future cash flows are insufficient to cover any increases in debt service payments. Improved property operating results at all three of the remaining properties will be required in the future to offset the expected increases in the variable interest rates on the outstanding debt obligations and to increase the long-term values of the operating properties. Despite a general strengthening in the real estate market for multi-family residential properties during fiscal 1994, based on current cash flows generated from operations, none of the remaining properties would be expected to have a current value in excess of the outstanding debt obligations. It remains to be seen whether further improvement in market conditions will occur as rapidly or to the extent necessary to enable the Partnership to recover any meaningful portion of its original investments in the three remaining investment properties. In addition, the terms of the current debt agreement on The Lakes contain certain restrictive covenants, including a provision that the Venture provide the lender, in September 1994, with an independent appraisal of the operating property showing the value of the property to be equal to or greater than $92 million. Based on current cash flow levels, the value of the property would be expected to be considerably less than $92 million. Failure to provide such an appraisal would constitute an event of default under the loan documents. The Managing General Partner has had preliminary discussions with the lender regarding possible changes to the 1994 appraisal requirement. Preliminary indications are that the lender might consider waiving or modifying the minimum appraised value requirement for September 1994 in exchange for a rearrangement of the timing and amounts of certain payment priorities, as specified in the Reimbursement Agreement. At the present time, management is optimistic regarding the chances of waiving or modifying the appraisal requirement and remaining in compliance with the debt agreement during fiscal 1995. However, there can be no assurances that the lender will grant any relief in connection with this appraisal covenant.



    As a result of the low current market interest rates, each of the remaining joint ventures is generating cash flow in excess of their current debt service requirements. For The Lakes Joint Venture, such excess cash flow during fiscal 1994 has continued to be applied toward the reduction of the venture's outstanding indebtedness. Additional principal paydowns during calendar 1993 totalled approximately $1,565,000. A portion of the funds for such principal payments came from the release of certain restricted escrow reserves. In the near term, if interest rates remain low, excess cash flow from Harbour Pointe should be sufficient to cover the Partnership's operating expenses. Excess cash flow from the Lincoln Garden joint venture has been minimal and is primarily payable to the co-venturer for the repayment of prior advances. In the event that management is successful in negotiating a waiver or modification of the minimum appraised value requirement described above for The Lakes Joint Venture, which represents approximately 49% of the Partnership's original investment portfolio, the Partnership will continue to direct the management of the remaining operating properties in order to generate sufficient cash flow to sustain operations in the near-term while attempting to maximize their long-term values. As discussed above, even under these circumstances, it remains to be seen whether such a strategy would result in the return of any significant amount of invested capital to the Limited Partners. If management cannot reach an agreement with the mortgage lender on The Lakes and the result is a default under the terms of the loan agreement and a foreclosure of the operating property, the Partnership would have to weigh the costs of continued operations against the realistic hopes for any future recovery of capital from the other two investments. Under such circumstances, the Managing General Partner might determine that it would be in the best interests of the Limited Partners to liquidate the remaining investments and terminate the Partnership. In light of these circumstances, the independent auditors' report on the Partnership's financial statements as of and for the year ended March 31, 1994 includes qualifying language which expresses uncertainty regarding the Partnership's ability to continue as a going concern. This audit opinion qualification language reflects the fact that circumstances beyond the Partnership's control may indirectly lead to the termination of the Partnership's operations in the near future. Management will reassess its future operating strategy once the appraisal covenant compliance issue on The Lakes is resolved.

   To the extent that the Partnership's operating properties continue to generate excess cash flow after current debt service, a substantial portion of such amounts will be re-invested in the properties to make certain repairs and improvements aimed at maximizing long-term value. At The Lakes, planned capital improvements for the next fiscal year include upgrading approximately one-half of the hallways, elevator landings and lobbies. Improvements planned at Lincoln Garden for fiscal 1995 include resurfacing the pool deck, replacing the roofs on several buildings, repairing the sidewalks and upgrading the unit interiors on a turnover basis. Management completed an improvement program at Harbour Pointe during the first quarter of calendar 1994 which included exterior painting and the installation of new window awnings. Future improvements at this property are expected to include new pool furniture, additional exterior lighting and the installation of individual water meters in all units. The amount and timing of the funds to be spent on property improvements at all three of the remaining ventures will depend upon the availability of cash flow from the respective property's operations.
   At March 31, 1994 the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $1,252,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and the consolidated ventures and, to the extent necessary and economically justified, to fund the Partnership's share of capital improvements and operating deficits of its remaining joint venture investments. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale, refinancing or other disposition of the remaining investment properties and, to a lesser extent, from cash generated from the operations of such properties.

RESULTS OF OPERATIONS
1994 Compared to 1993

   The Partnership had a net loss of approximately $1,604,000 for the year ended March 31, 1994 as compared to net income of approximately $4,618,000 in the prior year. The primary reason for this significant change in reported net operating results is the impact of the foreclosures of the Quinten's Crossing and Parrot's Landing properties during fiscal year 1993. The effects of the foreclosures were partially offset by the continued improvement in the net operating results of The Lakes Joint Venture, as discussed further below.
During the prior year, the foreclosures of the Quinten's Crossing Apartments and Parrot's Landing Apartments generated extraordinary gains on settlement of debt obligations of approximately $9,322,000. The Partnership's share of such gains was approximately $6,969,000. The transfers of Quinten Crossing's and Parrot's Landing to the lenders through foreclosure proceedings were accounted for as troubled debt restructurings in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The extraordinary gains arise due to the fact that the balance of the mortgage loans and related accrued interest exceeded the estimated fair value of the respective joint ventures' investment properties and certain other assets transferred to the lenders at the time of the foreclosure. The Partnership also recognized a net gain during the prior year on the transfers of assets at foreclosure in the amount of approximately $821,000. In accordance with SFAS No. 15, a gain or loss on transfer of assets is calculated as the difference between the net carrying value of the operating investment property and its fair value at the time of foreclosure. Quinten's Crossing had a loss on transfer of assets of approximately $4,897,000, of which approximately $3,065,000 was allocated to the Partnership. Parrot's Landing had a gain on transfer of assets of approximately $3,764,000 of which approximately $3,886,000 was allocated to the Partnership. The Partnership's share of the Parrot's Landing ordinary gain was greater than the gain recognized by the joint venture due to the method of allocating the gain as called for in the joint venture agreement.

     The Partnership's operating loss decreased by approximately $637,000 during fiscal 1994 as compared to the prior year primarily as a result of the continued reduction in the net operating loss of the consolidated Lakes Joint Venture. The net loss of the Lakes Joint Venture decreased by approximately $652,000 during the current year mainly as a result of a decrease in interest expense on the venture's variable rate long-term debt of approximately $716,000. Interest expense decreased due to the venture's purchase of a one-year interest rate cap, which fixed the interest rate on the mortgage loan at less than 4% per annum for calendar 1993. In addition, the variable interest rate on the venture's long-term debt fell below the rate specified by the cap during portions of calendar 1993. The operating results of the consolidated Harbour Pointe joint venture improved by approximately $29,000 during calendar 1993. The operating results of Harbour Pointe also improved as a result of a decrease in interest expense of approximately $49,000 on the venture's variable rate debt. The decrease in interest expense was a result of a lower average rate on the variable rate debt during calendar 1993 as compared to the prior year.

     The Partnership's share of unconsolidated ventures' losses decreased by approximately $931,000 during fiscal 1994 as compared to the prior year. The Partnership's share of unconsolidated ventures' losses for fiscal 1993 included the operating losses of the Quinten's Crossing and Parrot's Landing properties prior to their foreclosures during fiscal 1993. The operating loss of the Partnership's remaining unconsolidated venture, the Lincoln Garden Apartments, decreased by approximately $50,000 as a result of an increase in rental income and a decrease in interest expense on the venture's variable rate mortgage. Rental income at Lincoln Garden increased by approximately 9%, almost entirely due to an increase in rental rates. Property occupancy remained stable, in the low 90's, throughout each of the last two years.

1993 Compared to 1992

   The Partnership had net income of approximately $4,618,000 for the year ended March 31, 1993, as compared to a net loss of approximately $6,873,000 in the prior year. The primary reasons for this significant change in reported net operating results were a substantial improvement in the net operating results of the Partnership's consolidated joint ventures and the impact of the foreclosures of the Quinten's Crossing and Parrot's Landing properties. The net operating losses of The Lakes Joint Venture declined significantly in fiscal 1993 and contributed an additional amount of approximately $1,446,000 to the Partnership's net operating results as compared to the prior year, primarily due to substantial decreases in interest expense and real estate taxes. The decrease in interest expense was a result of the successful restructuring of the venture's long-term debt, which had been in default. As noted above, the interest rate on the restructured debt is a variable rate which was at its lowest level in many years during calendar 1992. Interest was accruing on the debt at a default rate for a portion of the prior year. In addition, the venture's real estate tax expense declined by approximately $766,000 as a result
of certain refunds and abatements received.   The Partnership also realized a
decrease in the operating loss of the consolidated Harbour Pointe joint venture of approximately $272,000 primarily due to a decrease in interest expense of approximately $173,000. This decrease was a result of the refinancing of the loan secured by the Harbour Pointe Apartments in fiscal 1991. The variable interest rate on the new loan continued to decline with general market rates during calendar 1992

   The Partnership's net operating results were also favorably impacted by the foreclosures of the Quinten's Crossing Apartments and Parrot's Landing Apartments, which, as discussed further above, generated extraordinary gains on settlement of debt obligations of approximately $9,322,000. The Partnership's share of such gains was approximately $6,969,000. Quinten's Crossing had a loss on transfer of assets of approximately $4,897,000, of which approximately $3,065,000 was allocated to the Partnership. Parrot's Landing had a gain on transfer of assets of approximately $3,764,000 of which approximately $3,886,000 was allocated to the Partnership.

   A decrease in the Partnership's share of unconsolidated ventures' losses of approximately $756,000 also contributed to the change in the Partnership's net operating results and could be primarily attributed to the foreclosures of Quinten's Crossing and Parrot's Landing, which had generated net operating losses prior to their foreclosures. The operations of the Partnership's remaining unconsolidated venture, Lincoln Garden, did not change significantly as compared to the prior year. However, the Partnership's share of the venture's net loss increased by approximately $103,000 in fiscal 1993 due to the method of allocating such losses between the venture partners as required by the joint venture agreement.

1992 Compared to 1991

   In fiscal 1992, the Partnership's operating results include the consolidated results of The Lakes at South Coast Apartments, owned by The Lakes Joint Venture. The Partnership assumed complete control over the affairs of the joint venture effective September 26, 1991 as a result of the withdrawal of the co-venture partner and the assignment of its remaining interest to Development Partners, Inc., a wholly-owned subsidiary of Paine Webber Group, Inc. (see Note 4 to the accompanying financial statements). In prior years, the Partnership's share of the operating results of The Lakes property had been reflected, under the equity method, in the Partnership's share of unconsolidated ventures' losses.

   The Partnership's net loss decreased by approximately $2,512,000 for the year ended March 31, 1992, as compared to the prior year, despite the recognition of an extraordinary loss on early extinguishment of debt in during fiscal 1992 totalling approximately $1,338,000. The extraordinary loss was related to the debt restructuring of The Lakes Joint Venture. The decline in net loss was also realized despite the fact that the prior year results included a non-recurring gain of approximately $3 million related to the foreclosure of the Clipper Cove Apartments and the liquidation of the related joint venture. The favorable change in net loss was primarily due to improved net operating results of The Lakes Joint Venture and the method used to allocate such operating results between the venture partners during fiscal 1992. In addition to the changes in the results of The Lakes Joint Venture during fiscal 1992, decreases in the Partnership's share of losses from its four other joint ventures contributed to the improved operating results.

   Loss from the operations of The Lakes Joint Venture decreased by approximately $1.7 million during fiscal 1992 due to a decrease in interest expense and professional fees and an increase in rental income. The decreases in interest expense and professional fees were a result of the successful restructuring of the venture's long-term debt. The increase in rental income from The Lakes reflected gains in both occupancy and rental rates achieved during fiscal 1992. Occupancy at The Lakes averaged 95% for calendar 1991 versus the 88% level achieved for calendar 1990. The decrease in loss from operations was almost entirely offset, however, by the recognition of the aforementioned extraordinary loss on early extinguishment of debt, which represented the write-off of certain unamortized financing costs and original issue discount related to the venture's prior debt arrangements. The Partnership's share of the net loss from The Lakes Joint Venture (including the extraordinary loss on early extinguishment of debt) decreased by approximately $4.1 million in fiscal 1992 largely as a result of an agreed-upon special allocation of loss to the withdrawing co-venture partner to eliminate its remaining capital account balance. The Partnership also realized a decrease in the operating loss of the consolidated Harbour Pointe joint venture primarily due to a decrease in interest expense of approximately $138,000. This decrease was a result of the refinancing of the loan secured by the Harbour Pointe Apartments during fiscal 1991. As discussed above, the new loan bears interest at a variable rate which was at its lowest level in years during calendar 1991. In addition, rental income from the Harbour Pointe Apartments increased slightly over the prior year.

   Unconsolidated joint venture operations included the operating results of three joint ventures in fiscal 1992, as compared to four in the prior year, due to the consolidation of the operating results of The Lakes Joint Venture in the Partnership's financial statements. The Partnership's share of the losses from the three remaining unconsolidated joint ventures decreased by approximately $950,000 during fiscal 1992, primarily due to a decrease in the operating loss of the Parrot's Landing Apartments and a special allocation of loss to the co-venture partner of the Lincoln Garden Apartments Joint Venture. The decrease in the loss from the Parrot's Landing Apartments, of approximately $246,000, was mainly due to lower interest rates on its floating rate debt and certain fixed assets having become fully depreciated during the prior year. The Partnership's share of loss from the Lincoln Garden Apartments Joint Venture decreased by approximately $412,000 during fiscal 1992 due to a special allocation of the joint venture's net loss as required per the joint venture agreement. This agreement required a special allocation of losses to the co-venture partner in order to eliminate the positive balance in the co-venturer's capital account while the Partnership had a deficit balance in its capital account. This special allocation resulted in practically the entire fiscal 1992 loss from the Lincoln Garden Apartments Joint Venture being allocated to the co-venturer. In addition, the Partnership's share of unconsolidated ventures' losses increased during fiscal 1992 due to the write-off of the unamortized balance of certain costs capitalized in connection with the Partnership's acquisitions of its Parrot's Landing and Quinten's Crossing joint venture interests. Due to the uncertainty that existed with regard to whether these joint ventures would be able to cure their debt defaults and continue their operations, management believed it was appropriate to write-off the remaining balances of these costs, which totalled approximately $317,000, in fiscal 1992.

INFLATION

   The Partnership commenced operations in 1985 and completed its eighth full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

   Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment properties. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data are included under Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.
SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PAINEWEBBER DEVELOPMENT
                                 PARTNERS FOUR, LTD.


                              By:  Fourth Development Fund Inc.
                                      Managing General Partner


                              By: /s/ Walter V. Arnold
                                Walter V. Arnold
                                Senior Vice President and
                                Chief Financial Officer




Dated:  March 28, 1995









                                      IV-2
                        ANNUAL REPORT ON FORM 10-K
                   ITEM 14(A)(1) AND (2) AND ITEM 14(D)

                          PAINEWEBBER DEVELOPMENT
                            PARTNERS FOUR, LTD.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                            Reference
PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.:

   Reports of independent auditors                             F-2

   Consolidated balance sheets as of March 31, 1994 and 1993   F-4

   Consolidated statements of operations for the years ended March 31, 1994,
        1993 and 1992                                          F-5

   Consolidated statements of changes in partners' deficit for the years ended
        March 31, 1994, 1993 and 1992                          F-6

   Consolidated statements of cash flows for the years ended March 31, 1994,
        1993 and 1992                                          F-7

   Notes to consolidated financial statements                  F-8

   Schedule XI - Real Estate and Accumulated Depreciation      F-21
 Other financial statement schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.



                         REPORT OF INDEPENDENT AUDITORS




The Partners
PaineWebber Development Partners Four, Ltd.:

   We have audited the accompanying consolidated balance sheets of PaineWebber Development Partners Four, Ltd. as of March 31, 1994 and 1993, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended March 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of 71st Street Housing Partners, Ltd. for the year ended December 31, 1993, which statements reflect 10% of the Partnership's consolidated total assets as of March 31, 1994, and 1% of the Partnership's consolidated net loss for the year ended March 31, 1994. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to data included for 71st Street Housing Partners, Ltd., is based solely on the report of other auditors.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Development Partners Four, Ltd. at March 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 7 to the financial statements, the ability of The Lakes Joint Venture (a consolidated joint venture investee) to continue as a going concern is dependent upon future events, including the waiver or modification of a restrictive covenant on its existing non-recourse debt requiring The Lakes to provide, by September 1994, a certified independent appraisal of The Lakes' operating investment property for an amount equal to or greater than $92,000,000. Failure to provide such an appraisal will result in a default under The Lakes' loan agreement. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans as to these matters are also described in Note 7 and include negotiating with the lender regarding a possible waiver or modification of this appraisal requirement. However, there are no assurances that the lender will grant any relief. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                /s/ Ernst & Young
                                ERNST & YOUNG

Boston, Massachusetts
June 15, 1994


                          INDEPENDENT AUDITORS' REPORT



To the Partners
71st Street Housing Partners, Ltd.

   We have audited the accompanying balance sheet of 71st Street Housing Partners, Ltd. as of December 31, 1993, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of 71st Street Housing Partners, Ltd. for the year ended December 31, 1992, were audited by other auditors whose report, dated January 28, 1993, expressed an unqualified opinion on those statements.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, based the 1993 financial statements referred to above present fairly, in all material respects, the financial position of 71st Street Housing Partners, Ltd. as of December 31, 1993, and the results of its operations, changes in partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.






                                   /s/ Reznick Fedder & Silverman
                                   Reznick Fedder & Silverman

Baltimore, Maryland
January 12, 1994
                            PAINEWEBBER DEVELOPMENT
                              PARTNERS FOUR, LTD.

                          CONSOLIDATED BALANCE SHEETS

                            March 31, 1994 and 1993

ASSETS

                                                        1994       1993
Operating investment properties:
   Land                                             $18,189,560  $18,189,560
   Building and improvements                         76,399,708   76,245,032
                                                     94,589,268   94,434,592
   Less accumulated depreciation                    (19,339,055) (16,337,105)
                                                     75,250,213   78,097,487

Cash and cash equivalents                             1,252,265    1,221,090
Restricted cash                                       2,900,060    2,913,963
Accounts receivable - affiliates                         38,928        8,500
Prepaid and other assets                                 66,727       66,387
Deferred expenses, net of accumulated
  amortization of $507,980 ($206,393 in 1993)           990,999    1,292,586
                                                    $80,499,192  $83,600,013


LIABILITIES AND PARTNERS' DEFICIT
Accounts payable and accrued expenses            $      310,675  $   443,966
Accrued interest and fees                             2,715,987    2,318,908
Accounts payable - affiliates                                 -       13,739
Advances from consolidated ventures                      99,866       81,611
Tenant security deposits                                397,615      356,152
Minority interest in net assets of
   consolidated ventures                              1,221,258    1,221,517
Equity in losses of unconsolidated joint venture
  in excess of investments and advances               2,064,122    1,962,929
Deferred gain on forgiveness of debt                  4,430,199    4,773,183
Long-term debt                                       93,518,155   95,082,837
      Total liabilities                             104,757,877  106,254,842

Contingencies

Partners' deficit:
  General Partners:
   Capital contributions                                  1,000        1,000
   Cumulative net loss                               (2,397,324)  (2,317,132)

  Limited Partners ($1,000 per unit; 41,644 Units issued):
   Capital contributions, net of offering costs      36,640,945   36,640,945
   Cumulative net loss                              (58,503,306) (56,979,642)
      Total partners' deficit                       (24,258,685) (22,654,829)
                                                    $80,499,192  $83,600,013

                            See accompanying notes.


                           PAINEWEBBER DEVELOPMENT
                              PARTNERS FOUR, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               For the years ended March 31, 1994, 1993 and 1992
                                           1994        1993            1992
REVENUES:
   Rental income                    $  9,851,043 $  9,759,154    $ 9,791,528
   Interest income                        99,213      171,027        392,303
   Other income                          531,315      428,593        357,969
                                      10,481,571   10,358,774     10,541,800
EXPENSES:
   Interest expense                    3,825,994    4,602,328      9,292,813
   Property operating expenses         3,561,468    3,605,517      3,564,476
   Depreciation and amortization       3,303,537    3,128,897      3,324,619
   Real estate taxes                   1,007,333      941,986      1,707,690
   General and administrative            286,161      220,405        197,914
   Bad debt expense                            -                  -
36,250
                                      11,984,493   12,499,133     18,123,762
Operating loss                        (1,502,922)  (2,140,359)    (7,581,962)

Co-venturers' share of consolidated
   ventures' losses                          259        1,760      3,834,523

Partnership's share of unconsolidated
  ventures' losses                      (101,193)  (1,032,208)    (1,787,780)

Partnership's share of net gain on
   transfers of assets at foreclosure          -      820,746              -

Loss before extraordinary items       (1,603,856)  (2,350,061)    (5,535,219)

Partnership's share of extraordinary
   gains on settlement of debt
   obligations                                 -    6,968,508              -

Extraordinary loss on early extinguishment
  of debt                                      -            -     (1,337,673)

NET INCOME (LOSS)                  $  (1,603,856) $ 4,618,447    $(6,872,892)

Per Limited Partnership Unit:
   Loss before extraordinary items      $ (36.59)    $ (54.64)     $ (126.27)

   Partnership's share of extraordinary
   gains on settlement of debt obligations     -       150.23              -

   Extraordinary loss on early extinguishment
   of debt                                     -            -          (30.52)

   Net income (loss)                     $(36.59)    $  95.59       $ (156.79)

The above per Limited Partnership Unit information is based upon the 41,644 Limited Partnership Units outstanding for each year.

                            See accompanying notes.


                            PAINEWEBBER DEVELOPMENT
                              PARTNERS FOUR, LTD.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

               For the years ended March 31, 1994, 1993 and 1992

                                   General         Limited
                                   Partners        Partners        Total


Balance at March 31, 1991     $ (2,610,287)    $ (17,790,097)  $ (20,400,384)

Net loss                          (343,645)       (6,529,247)     (6,872,892)

BALANCE AT MARCH 31, 1992       (2,953,932)      (24,319,344)    (27,273,276)

Net income                         637,800         3,980,647       4,618,447

BALANCE AT MARCH 31, 1993       (2,316,132)      (20,338,697)    (22,654,829)

Net loss                           (80,192)       (1,523,664)     (1,603,856)

BALANCE AT MARCH 31, 1994     $ (2,396,324)     $(21,862,361)   $(24,258,685)







                            See accompanying notes.


                            PAINEWEBBER DEVELOPMENT
                              PARTNERS FOUR, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1994, 1993 and 1992
                Increase (Decrease) in Cash and Cash Equivalents

                                                1994        1993        1992
Cash flows from operating activities:
   Net income (loss)                    $ (1,603,856)$ 4,618,447 $(6,872,892)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used for) operating activities:
      Co-venturers' share of consolidated
       ventures' losses                         (259)     (1,760)(3,834,523)
      Partnership's share of unconsolidated
       ventures' losses                      101,193   1,032,208  1,787,780
      Depreciation and amortization        3,303,537   3,128,897  3,324,619
      Bond discount amortization                   -           -     58,539
      Amortization of deferred gain on
       forgiveness of debt                  (342,984)   (346,410)  (158,995)
      Partnership's share of net gain on
       transfers of assets at foreclosure          -    (820,746)         -
      Partnership's share of extraordinary
       gains from settlement of debt
       obligations                                 -  (6,968,508)        -
      Extraordinary loss on early
      extinguishment of debt                       -           -   1,337,673
      Changes in assets and liabilities:
       Accounts receivable                         -       2,478      13,196
       Due from co-venture partner                 -           -   3,061,508
       Accounts receivable - affiliates      (30,428)      4,200      51,050
       Deferred expenses                           -    (125,878)   (894,358)
       Prepaid and other assets                 (340)       (494)    (27,059)
       Accounts payable and accrued
         expenses                           (133,291)      6,548     297,262
       Accrued interest and fees             397,079   1,328,597     100,696
       Accrued management fees                     -           -     (97,189)
       Tenant security deposits               41,463      18,328       7,162
       Accounts payable - affiliates         (13,739)      9,827      (2,196)
       Advances from consolidated ventures    18,255      37,645      43,966
       Other liabilities                           -           -  (2,446,658)
          Total adjustments                3,340,486  (2,695,068)  2,622,473
          Net cash provided by (used for)
           operating activities            1,736,630    1,923,37  (4,250,419)

Cash flows from investing activities:
   Additional investments in joint
   ventures                                       -     (10,000)      (8,677)
   Additions to operating investment
    properties                             (154,676)   (129,338)    (307,634)
          Net cash used for investing
           activities                      (154,676)   (139,338)    (316,311)

Cash flows from financing activities:
   Decrease (increase) in restricted cash     13,903     322,722  (3,198,210)
   Repayment of long-term debt            (1,564,682) (2,291,832)(77,522,583)
   Issuance of long-term debt                      -           -  77,821,269
   Contribution from venture partner               -           -   4,125,000
          Net cash provided by (used for)
           financing activities           (1,550,779) (1,969,110)  1,225,476

Net increase (decrease) in cash and
 cash equivalents                             31,175    (185,069) (3,341,254)
Cash and cash equivalents, beginning
  of year                                  1,221,090   1,406,159   4,747,413

Cash and cash equivalents, end of year   $ 1,252,265 $ 1,221,090 $ 1,406,159

Cash paid for interest                   $ 3,785,528 $ 3,588,698 $ 6,969,757

                             See accompanying notes.


1.  Organization

     PaineWebber Development Partners Four, Ltd. (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Texas on June 24, 1985 for the purpose of investing in a diversified portfolio of newly-constructed and to-be-constructed income-producing real properties.
   On September 9, 1986 the Partnership elected to extend the offering period to the public through September 10, 1987 (beyond its original termination date of September 10, 1986) and reduced the maximum offering amount to 42,000 Partnership Units (at $1,000 per Unit) from 100,000 Units. Through the conclusion of the offering period, 41,644 Units were issued representing capital contributions of $41,644,000.

     The Partnership originally invested the net proceeds of the offering, through joint venture partnerships, in six rental apartment properties. As further discussed in Notes 4 and 5, the Partnership's operating properties have encountered major adverse business developments which, to date, have resulted in the loss of three of the original investments to foreclosure. As of March 31, 1994, the remaining three joint ventures are operating in compliance with their mortgage debt agreements and their operating properties are being held for long-term investment purposes. However, as discussed further in Note 7, one of these ventures may be unable to remain in compliance with the terms of its debt agreement during fiscal 1995 without certain concessions from the lender.

2.  Summary of Significant Accounting Policies

     The accompanying financial statements include the Partnership's investments in three joint venture partnerships which own operating properties. The joint ventures in which the Partnership has invested are required to maintain their accounting records on a calendar year basis for income tax purposes. As a result, the Partnership records its share of ventures' income or losses based on financial information of the ventures which is three months in arrears to that of the Partnership.

     The Partnership accounts for certain of its investments in joint venture partnerships using the equity method. Under the equity method the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. See Note 5 for a description of the unconsolidated joint venture partnerships. As further discussed in Note 4, the Partnership acquired complete control of 71st Street Housing Partners, Ltd., which owns the Harbour Pointe Apartments, in fiscal 1990. In addition, the Partnership acquired complete control of The Lakes Joint Venture, which owns The Lakes at South Coast Apartments, in fiscal 1992. As a result, the accompanying financial statements present the financial position and results of operations of these joint ventures on a consolidated basis. As discussed above, the joint ventures have December 31 year-ends and operations of the consolidated ventures continue to be reported on a three-month lag. All material transactions between the Partnership and the joint ventures have been eliminated in consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures on the accompanying balance sheets.

     The consolidated joint ventures' operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. Both of the consolidated ventures' operating investment properties were considered to be held for long-term investment purposes as of March 31, 1994 and 1993. Depreciation expense is computed using the straight-line method over estimated useful lives of five-to-thirty years. Interest and taxes incurred during the construction period, along with acquisition fees paid to PaineWebber Properties Incorporated and costs of identifiable improvements, have been capitalized and are included in the cost of the operating investment properties. Maintenance and repairs are charged to expense when incurred.

     For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. In connection with the restructuring of the debt of The Lakes Joint Venture, $191,338 of accrued interest payable and $190,755 of accrued legal fees incurred in 1990 were forgiven in fiscal 1993 pursuant to the debt restructuring. Additionally, $3,337,495 of accrued interest payable, $1,259,000 of accounts payable and accrued liabilities and $300,000 of long-term debt was forgiven during fiscal 1992 (see Note 7). Such forgiveness of debt has been treated as a noncash transaction.

     Deferred expenses on the balance sheet at March 31, 1994 and 1993 consist of joint venture modification cost and deferred loan costs. Joint venture modification cost represents a payment by the Partnership to the co-venturer in 71st Street Housing Partners, Ltd. during fiscal 1990, in return for the relinquishment of the general partner's rights to control the operations of the joint venture, and is being amortized on a straight-line basis over the term of the joint venture's mortgage note payable. Deferred loans costs are being amortized using the straight-line method over the term of the related debt.

     No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. Upon the sale or disposition of the Partnership's investments, the taxable gain or loss incurred with be allocated among the partners. In the case where a taxable gain would be incurred, gain would first be allocated to the General Partners in an amount at least sufficient to eliminate their deficit capital balance. Any remaining gain would then be allocated to the Limited Partners. In certain cases, the Limited Partners could be allocated taxable income in excess of any liquidation proceeds that they may receive. Additionally, in cases where the disposition of an investment involves a foreclosure by, or voluntary conveyance to, the mortgage lender, taxable income could occur without distribution of cash. Income from the sale or disposition of the Partnership's investments would represent passive income to the partners which could be offset by each partner's existing passive losses, including any carryovers from prior years.

   3.  The Partnership Agreement and Related Party Transactions

     The General Partners of the Partnership are Fourth Development Fund Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber") and Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated ("PWPI"), a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"). PWI, a wholly-owned subsidiary of


   PaineWebber, acted as the selling agent for the Limited Partnership Units. The General Partners, PWPI and PWI will receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments. The Managing General Partner is reimbursed for its direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operation of the Partnership's real property investments.

     All distributable cash, as defined, for each fiscal year shall be distributed annually in the ratio of 95% to the Limited Partners and 5% to the General Partners. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

     Pursuant to the terms of the Partnership Agreement, net income or loss of the Partnership, other than net gains resulting from Capital Transactions, as defined, will generally be allocated 95% to the Limited Partners and 5% to the General Partners.

     Additionally, the Partnership Agreement provides for the allocation of net gains resulting from Capital Transactions, as defined, first, to those partners whose capital accounts reflect a deficit balance (after all distributions for the year and all allocations of net income and losses from operations have been made) in the ratio of such deficits and up to an amount equal to the sum of such deficits; second, to the General and Limited Partners in such amounts as are necessary to bring the General Partners' capital account balance in the ratio of 5 to 95 to the Limited Partners'


   capital account balances; then, 95% to the Limited Partners and 5% to the General Partners.

     Selling commissions incurred by the Partnership and paid to PWI for the sale of Partnership interests were approximately $3,540,000 through the completion of the offering period which expired in September of 1987.

     In connection with the acquisition of properties, PWPI was entitled to receive acquisition fees in an amount not greater than 5% of the gross proceeds from the sale of the Partnership units. Total acquisition fees incurred by the Partnership and paid to PWPI aggregated $2,077,200.

     The Partnership recorded as income a total of $82,700, $47,700 and $42,600 of investor servicing fees from certain of its joint ventures for the years ended March 31, 1994, 1993 and 1992, respectively.

     Included in general and administrative expenses for the years ended March 31, 1994, 1993 and 1992 is $92,526, $82,205 and $107,124, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership. Accounts payable - affiliates at March 31, 1993 consists of reimbursement of expenses owed to PWPI of $13,739.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $1,692, $2,648 and $2,438 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1994, 1993 and 1992, respectively.

4. Operating Investment Properties

     As of March 31, 1994 and 1993, the Partnership owns majority and controlling interests in two joint venture partnerships which own operating investment properties as described below. As discussed in Note 2, the Partnership's policy is to report the operations of the joint ventures on a three-month lag.

     71st Street Housing Partners, Ltd.

     On December 16, 1985, the Partnership acquired an interest in 71st Street Housing Partners, Ltd., a joint venture formed to develop, own and operate the Harbour Pointe Apartments, a 234-unit two-story garden apartment complex located in Bradenton, Florida. Construction of this complex was completed in January, 1987. The Partnership's co-venture partners are affiliates of The Lieberman Corporation. The Partnership made a capital investment of $2,658,000 (including an acquisition fee of $150,000 paid to PWPI) for a 60% interest in the Joint Venture. The property was acquired subject to a nonrecourse mortgage note in the amount of $9,200,000. On May 1, 1990, the joint venture refinanced its mortgage note under more favorable terms, as further discussed in Note 7. Pursuant to an Amended and Restated Agreement of the Limited Partnership dated August 4, 1989, the general partner interests of the co-venturers were converted to limited partnership interests. The co-venturers received a payment of $125,000 from the Partnership in return for their agreement to relinquish their general partner rights and the property management contract. As a result of the amendment, the Partnership, as the sole general partner, assumed full control of the operations of the property and has hired a third-party property manager to manage the day-to-day operations of the apartment complex.

     Per the terms of the amended joint venture agreement, income is allocated to the Partnership until such time as the Partnership's capital account balance equals 250% of all capital contributions theretofore made by the Partnership. Thereafter, income is allocated 60% to the Partnership and 40% to the co-venturers. Net losses are generally allocated 95% to the Partnership and 5% to the co-venturers.

     Allocations of gains and losses from capital transactions will be allocated according to the formulas provided in the joint venture agreement.

     Distributions of cash from a sale or operations of the operating property will be made in the following order of priority: first, to repay accrued interest and principal on optional loans (none outstanding as of March 31, 1994); second, to the Partnership until the Partnership has received an amount equal to 250% of all capital contributions theretofore made by the Partnership; and third, any remainder, will be distributed 60% to the Partnership and 40% to the co-venturers. Distributions of cash from a refinancing of the operating property shall be distributed 60% to the Partnership and 40% to the co-venturers.

     The Lakes Joint Venture

     The Lakes Joint Venture ("Venture") was formed May 30, 1985 (inception) in accordance with the provisions of the laws of the State of California for the purpose of developing, owning and operating a 770-unit apartment complex (operating investment property) in Costa Mesa, California. On November 1, 1985 the Partnership acquired a 65% general partnership interest in the joint venture. The Partnership's original co-venture partner was The Lakes Development Company ("Developer"), a California general partnership and an affiliate of Regis Homes Corporation. Construction of the operating investment property was completed in December 1987. The initial aggregate cash investment made by the Partnership for its interest was approximately $16,226,000 (including an acquisition fee of $1,130,325 paid to PWPI). Construction of the property was financed from the proceeds of a nonrecourse $76,000,000 mortgage loan. On September 26, 1991, in conjunction with a refinancing and modification of the Venture's long-term indebtedness, the Developer transferred its interest in the Venture to Development Partners, Inc. ("DPI"), a Delaware corporation and a wholly-owned subsidiary of Paine Webber Group, Inc., and withdrew from the Venture. As a result of the original co-venturer's withdrawal, the Partnership assumed full control over the operations of the Venture.

     Concurrent with the Developer's withdrawal from the Venture and the admission of DPI as a Venturer, the Venture Agreement was amended and restated effective September 26, 1991. The Venture Agreement between the Partnership and DPI provides that, if the Venture's operating revenues are insufficient to pay its operating expenses, the Venturers shall have the right, but not the obligation, to arrange third-party loans to the Venture. Alternatively, the Venturers may choose to make Optional Loans to the Venture. If both Venturers desire to make such loans, the loans shall be made in the ratio of 99.98% from the Partnership and .02% from DPI.


     Distributable Funds and Net Proceeds of the Venture are to be allocated first to the Partnership until the Partnership shall have received cumulative distributions equal to any Additional Capital Contributions, as defined. Thereafter, any remaining Distributable Funds or Net Proceeds are to be distributed next to repay accrued interest and principal on any Optional Loans and then to the Partnership until the Partnership shall have received cumulative distributions equal to $17,250,000. Any remainder is to be distributed 99.98% to the Partnership and .02% to DPI.

     Net losses are to be allocated 99.98% to the Partnership and .02% to DPI. Net income shall be allocated to Venturers to the extent of and in the ratio of the distribution of Distributable Funds, with any remainder allocated 99.98% to the Partnership and .02% to DPI. In the event that there are no Distributable Funds, net income would be allocated 99.98% to the Partnership and .02% to DPI. Allocations of gain or losses from sales or other dispositions of the operating investment property are set forth in the Venture Agreement.

     The following is a summary of combined property operating expenses for Harbour Pointe Apartments and for The Lakes at South Coast Apartments for the years ended December 31, 1993, 1992 and 1991:


                                           1993        1992        1991

       Property operating expenses:
          Repairs and maintenance     $  767,672  $  775,567 $   756,329
          Salaries and related expenses  634,645     663,331     577,375
          Utilities                      547,184     540,542     547,477
          Administrative and other     1,032,930   1,035,368   1,161,807
          Management fee                 353,826     350,221     328,320
          Leasing commissions and fees   111,764     126,153     102,509
          Insurance                      113,447     114,335      90,659
                                      $3,561,468  $3,605,517  $3,564,476


5.  Investments in Unconsolidated Joint Ventures

      The Partnership has an investment in one unconsolidated joint venture at March 31, 1994 and 1993. During fiscal 1993, two of the Partnership's joint venture investment properties were transferred to the respective mortgage lenders through foreclosure proceedings. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, these joint ventures report their operations on a calendar year basis.

      As of March 31, 1992, two unconsolidated joint ventures (Quinten's Crossing and Parrot's Landing) had been in violation of their mortgage loan agreements for extended periods of time and had incurred significant cash flow deficits. In both of these cases, management determined that the expense of continuing to contest the lenders' foreclosure actions was not in the best interests of the Partnership because the joint venture interests had no current or potential future value without substantial concessions that the lenders were ultimately unwilling or unable to give. The Partnership forfeited its interest in Quinten's Crossing to the mortgage lender on August 27, 1992. This transaction resulted in a net gain to the Partnership of approximately $1,024,000, comprised of an extraordinary gain of approximately $4,089,000 and an ordinary loss of approximately $3,065,000. The Parrott's Landing joint venture had filed for bankruptcy in fiscal 1992 in order to forestall the lender's foreclosure actions. Under generally accepted accounting principles, entities in reorganization under a Chapter 11 bankruptcy proceeding generally recognize interest expense on a nonrecourse debt obligation only to the extent that such interest is paid in cash. This accounting treatment resulted in the non-recognition of contractual interest expense in the amounts of approximately $510,000 and


   $627,000 for calendar 1992 and 1991, respectively. On October 16, 1992, the Partnership and its co-venture partner forfeited their interests in the Parrot's Landing Apartments to the mortgage lender in settlement of the foreclosure litigation. This transaction resulted in a net gain to the Partnership of approximately $6,765,000, comprised of an extraordinary gain of approximately $2,879,000 and an ordinary gain of approximately $3,886,000. The transfer of each joint venture's operating property to the lender was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". As a result, each joint venture's extraordinary gain from settlement of debt obligation arose due to the fact that the balance of the mortgage loan and related accrued interest exceeded the estimated fair market value of each joint venture's operating property and other assets transferred to the lender at the time of the foreclosure. In accordance with SFAS No. 15, an ordinary gain or loss on transfer of assets is calculated as the difference between the net carrying value of each joint venture's net operating investment property and its estimated fair value at the time of the foreclosure.

      Condensed combined financial statements of the unconsolidated joint ventures, for the periods indicated, follow. The operating results reflected in the condensed combined summary of operations for 1992 include the results of the Quinten's Crossing and Parrot's Landing apartment complexes up through the date that the operating properties were transferred to the lenders.
                     CONDENSED COMBINED BALANCE SHEETS
                        December 31, 1993 and 1992
                                  Assets


                                                      1993          1992

    Current assets                               $    17,237    $     16,803
    Operating investment property, net             5,081,289       5,238,040
    Other assets                                     447,115         434,930
                                                 $ 5,545,641    $  5,689,773

                            Liabilities and Partners' Deficit

    Current liabilities                          $   362,633    $    311,782
    Loans payable to affiliates                      536,770         531,916
    Long-term debt                                 6,965,000       7,015,000
    Partnership's share of combined deficit       (2,208,352)     (2,110,959)
    Co-venturer's share of combined deficit         (110,410)        (57,966)
                                                 $ 5,545,641    $  5,689,773



                         Condensed Combined Summary of Operations
                   For the years ended December 31, 1993, 1992 and 1991

                                      1993           1992             1991

    Rental revenues             $ 1,038,049      $ 3,897,437     $ 4,489,669
    Interest and other income        50,640          189,654         203,400
                                  1,088,689        4,087,091       4,693,069

    Property operating expenses     656,219        2,272,536       3,154,896
    Depreciation and amortization   280,881          865,534       1,296,031
    Interest expense (contractual


     interest $2,566,464 and
     $2,565,924 in 1992 and 1991,
     respectively)                  301,426        2,056,631       1,939,132
                                  1,238,526        5,194,701       6,390,059
    Net loss from operations       (149,837)      (1,107,610)     (1,696,990)

    Net loss on transfer of assets
      at foreclosure                      -       (1,133,031)              -
    Loss before extraordinary
      gains                        (149,837)      (2,240,641)     (1,696,990)
    Extraordinary gains on
     settlement of debt
     obligations                          -        9,322,459               -
    Net income (loss)           $  (149,837)    $  7,081,818    $ (1,696,990)

    Net income (loss):
     Partnership's share of
     income (loss)              $   (97,393)    $  6,760,846    $ (1,452,824)
     Co-venturers' share of
     income (loss)                  (52,444)         320,972        (244,166)
                                $  (149,837)    $  7,081,818    $ (1,696,990)




                Reconciliation of Partnership's Investment
                          March 31, 1994 and 1993


                                                      1994            1993
    Partnership's share of combined deficit
      as shown above at December 31             $ (2,208,352)   $ (2,110,959)
    Partnership's share of current liabilities        60,370          60,370
    Excess basis due to investment in joint
      venture, net (1)                                83,860          87,660
       Equity in losses of unconsolidated joint
        venture in excess of investment
        and advances at March 31 (2)            $ (2,064,122)   $ (1,962,929)


   (1) At March 31, 1994 and 1993, the Partnership's investment exceeds its share of the combined joint venture's deficit account by approximately $84,000 and $88,000, respectively. These amounts, which relate to certain expenses incurred by the Partnership in connection with acquiring its remaining unconsolidated joint venture investment, are being amortized using the straight-line method over the estimated useful life of the related operating investment property. Amounts related to operating investment properties foreclosed upon during fiscal 1993 were written off in fiscal 1992.

   (2) Investments in unconsolidated joint ventures, at equity at March 31, 1994 and 1993 represents the Partnership's net investment in the Lincoln Garden joint venture partnership. This joint venture is subject to a partnership agreement which determines the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investment in this joint venture is restricted as to distributions.

            Reconciliation of Partnership's Share of Operations
             For the years ended March 31, 1994, 1993 and 1992



                                               1994        1993        1992
    Partnership's share of
       operations, as shown above         $  (97,393)$ 6,760,846 $(1,452,824)
    Amortization of excess basis              (3,800)     (3,800)   (334,956)
    Partnership's share of
       unconsolidated ventures' net
       income (loss)                      $ (101,193)$ 6,757,046 $(1,787,780)

    The Partnership's share of unconsolidated ventures' net income (loss) is presented as follows on the accompanying statement of operations:

                                               1994        1993        1992
    Partnership's share of
       unconsolidated ventures' losses   $  (101,193)$(1,032,208)$(1,787,780)
    Partnership's share of
       net gain on transfers
       of assets at foreclosure                    -     820,746           -
    Partnership's share of
       extraordinary gains on
       settlement of debt obligations              -   6,968,508           -
    Partnership's share of  unconsolidated
       ventures' net income (loss)       $  (101,193)$ 6,757,046 $(1,787,780)



Descriptions of the property owned by the remaining unconsolidated joint venture and certain other matters are summarized below:

   Lincoln Garden Apartments Joint Venture

     On November 15, 1985, the Partnership acquired an interest in a joint venture which developed, owns and operates Lincoln Garden Apartments, a 200-unit complex located on an 8.1-acre tract of land in Tucson, Arizona. Construction of this complex was completed in June, 1986. The Partnership's co-venture partner is an affiliate of Lincoln Property Company. The Partnership made a cash investment of approximately $1,762,000 (including an acquisition fee of $103,125 paid to PWPI) for a 65% interest in the Joint Venture. The property was acquired subject to a nonrecourse mortgage note in the amount of $7,700,000.

     During fiscal 1989, the joint venture ceased to meet the debt service requirements of its mortgage financing and, technically, was in default of the loan agreements. In March 1989, the Partnership refinanced its loan and obtained a lower interest rate which reduced the venture's debt service requirements. Interest rates on the previous financing arrangement ranged from 7.2% to 8.8% per annum. The new financing arrangement bore interest at varying rates ranging from 2.515% to 3.112% and 3.25% to 4.375% during calendar 1993 and 1992, respectively. The venture has remained current on its debt service payments since the date of the refinancing. The mortgage note has a remaining principal balance of $7,015,000 as of December 31, 1993 and is scheduled to mature on May 1, 1997. To improve the credit rating of the outstanding debt and provide a more favorable variable interest rate, in 1993 the lender provided to the joint venture a confirming letter of credit for $7,109,500. The confirming letter of credit requires fees based on a 0.3% annual rate and expires on June 4, 1996.

     The co-venturer guaranteed to fund negative cash flow, as defined, of the Joint Venture during the guarantee period, which ended September 30, 1988. Operating expenses and debt service, if any, in excess of the amounts available for expenditure were to be funded by the co-venturer during the guarantee period. The co-venturer's obligation to fund cash pursuant to these guarantees was in the form of nonreturnable capital contributions through September 30, 1987, and mandatory additional capital contributions, as defined, through September 30, 1988. From October 1, 1988 until July 2, 1990, the co-venturer was required to make mandatory loans, as defined, to the Joint Venture to the extent operating revenues were insufficient to pay the operating expenses. Thereafter, if operating revenues are insufficient to pay operating expenses, either the co-venturer or the Partnership may make optional loans, as defined, to the Joint Venture, but there is no assurance that any will be made. All mandatory and optional loans bear interest at prime (6% at December 31, 1993) plus 1% per annum and are to be repaid from distributable funds, as defined. At December 31, 1993, mandatory and optional loans payable to the co-venturer amounted to $522,361. Unpaid interest on mandatory and optional loans at December 31, 1993, amounted to $241,389. Loans payable to the Partnership at December 31, 1993, amounted to $14,408 and are being accounted for as mandatory loans similar to those made by the co-venturer.

     The joint venture agreement provides that distributable funds, as defined, and net proceeds arising from the sale, refinancing, or other disposition of the Operating Investment Property of the Joint Venture, as defined, will be distributed as follows: 1) for repayment of accrued interest and principal on optional loans, 2) for repayment of accrued interest and principal on mandatory loans, 3) to the Partnership until the Partnership has received cumulative distributions equal to $1,897,500, 4) to the co-venturer until the co-venturer has received a cumulative distribution equal to, first, a preferred return on mandatory additional capital contributions of prime plus 1% per annum and, second, any mandatory additional capital contributions, and 5) the balance, 65% to the Partnership and 35% to the co-venturer. The obligation to distribute distributable funds is cumulative.

     Losses of the joint venture, other than losses resulting from the sale of the Operating Investment Property, were allocated 100% to the Partnership through December 31, 1990, and thereafter, are allocated 65% to the Partnership and 35% to the co-venturer unless the allocation of additional losses to the Partnership would result in the Partnership's capital account having a deficit balance while the co-venturer's capital account has a credit balance. In such cases, the co-venturer will be allocated losses until the capital account of the co-venturer is reduced to zero. Income of the Joint Venture, other than gains resulting from the sale or other disposition of the Operating Investment Property, will be allocated 65% to the Partnership and 35% to the co-venturer if there are no distributable funds. If there are distributable funds, income will be allocated as follows: 1) to the Partnership to the extent of its preferred distributions, 2) to the co-venturer to the extent of its preferred distributions, and 3) the balance, 65% to the Partnership and 35% to the co-venturer.

     Gains arising from the sale, refinancing, or other disposition of the Operating Investment Property are to be allocated in accordance with specific formulas set forth in the joint venture agreement.



6. Restricted Cash

     In September 1991, The Lakes Joint Venture entered into an agreement with its mortgage lender whereby restricted cash accounts were established for the purpose of making specific disbursements for debt service, property taxes and insurance, security deposit refunds, and funding operating deficits. These accounts are controlled by the bank in which all disbursements and transfers are dictated by the related Reimbursement Agreement (Note 7). These cash accounts are included in Restricted Cash on the accompanying balance sheet.

7. Long-term debt

   Long-term debt on the Partnership's balance sheet at March 31, 1994 and 1993 consists of the following:



                                                          1994       1993
   Nonrecourse mortgage note payable which
   secures Manatee County Housing Finance
   Authority Revenue Refunding Bonds.  The
   mortgage loan is secured by a deed to
   secure debt and a security agreement
   covering the real and personal property
   of the Harbour Pointe Apartments.                 $ 9,125,000$  9,125,000

   Developer loan payable which secures
   County of Orange, California Tax-Exempt
   Apartment Development Revenue Bonds.  The
   mortgage loan is nonrecourse and is
   secured by a first deed of trust plus all
   future rents and income generated by The
   Lakes at South Coast Apartments.                   75,600,000  75,600,000

   Nonrecourse loan payable to bank secured
   by a third deed of trust plus all future
   rents and income generated by The Lakes
   at South Coast Apartments.                          5,232,126   6,086,044

   Prior indebtedness principal payable to
   bank.  This obligation is related to The
   Lakes Joint Venture and is nonrecourse.             3,561,029   4,271,793
                                                     $93,518,155 $95,082,837


   Mortgage loan secured by the Harbour Pointe Apartments

     Original financing for construction of the Harbour Pointe Apartments was provided through $9,200,000 Multi-Family Housing Mortgage Revenue Bonds, Series 1985 E due December 1, 2007 (the original Bonds) issued by the Manatee County Housing Finance Authority. The original bond issue was refinanced on May 1, 1990 with $9,125,000 Weekly Adjustable/Fixed Rate Multi-Family Housing Revenue Refunding Bonds, Series 1990A, due December 1, 2007 (the Bonds). The interest rate on the Bonds is adjusted weekly to a minimum rate that would be necessary to remarket the Bonds in a secondary market as determined by a bank remarketing agent. The rates on the Bonds averaged 3.03% and 3.46% per annum during calendar 1993 and 1992, respectively.

     Interest on the underlying bonds is intended to be exempt from federal income tax pursuant to Section 103 of the Internal Revenue Code. In connection with obtaining the mortgage loan, the joint venture executed a Land Use Restriction Agreement with the Manatee County Housing Finance Authority which provides, among other things, that substantially all of the proceeds of the bonds issued be utilized to finance multi-family housing of which 20% or more of the units are to be leased to low and moderate income families as established by the United States Department of Housing and Urban Development. In the event that the underlying bonds do not maintain their tax-exempt status, whether by a change in law or by noncompliance with the rules and regulations related thereto, repayment of the note may be accelerated.

     Pursuant to the financing agreement, a bank has issued an irrevocable letter of credit to the bond trustee in the joint venture's name for


   $9,247,500. An annual fee equal to 1% of the letter of credit balance is payable monthly to the extent of net cash operating income available to pay such fees. Accrued letter of credit fees amounted to $96,965 at December 31, 1993 and 1992. A letter of credit agreement under the original financing called for an annual fee of 1.25% on a letter of credit of $9,674,000.

   Debt secured by The Lakes at South Coast Apartments

     Original financing for construction of The Lakes at South Coast Apartments was provided from a developer loan in the amount of $76,000,000 funded by the proceeds of a public offering of tax-exempt apartment development revenue bonds issued, at a discount totalling $741,500, by the County of Orange, California. The Lakes Joint Venture (the "Venture") had been in default of the developer loan since December of 1989 for failure to make full and timely payments on the loan. As a result of the Venture's default, the required semi-annual interest and principal payments due to the bond holders through June of 1991 were made by the bank which had issued an irrevocable letter of credit securing the bonds. Under the terms of the loan agreement, the Venture was responsible for reimbursing the letter of credit issuer for any draws made against the letter of credit. During calendar 1990 and 1991, the Venture failed to reimburse the issuer for draws made against the letter of credit on December 1, 1989, June 1, 1990, December 31, 1990 and June 1, 1991 in the aggregate net amount of $7,748,391. While the Venture was in default of the developer loan, these unreimbursed amounts were payable on demand with interest at 4% over the Citibank, N.A. prime rate.


     The original bond issue was refinanced during 1991 and the original developer loan was extinguished. The Venture recognized an extraordinary loss on early extinguishment of debt in the amount of $1,337,673, representing the write-off of unamortized deferred financing costs and original issue discount related to the original developer loan. The new developer loan, in the amount of $75,600,000, is payable to the County of Orange and was funded by the proceeds of a public offering of tax-exempt apartment development revenue bonds issued, at par, by the County of Orange, California in September 1991. Principal is payable upon maturity, December 1, 2006. Interest on the bonds is variable, with the rate determined weekly by a remarketing agent (ranging from 1.7% to 4.0% during calendar 1993), and is payable in arrears on the first of each month. In November 1992, the Venture entered into an interest rate cap agreement for an amount which covered the $75,600,000 developer loan. The cap agreement, which cost the Venture $208,000, provided an interest rate ceiling of 3.49% and was
   effective from November 30, 1992 to December 15, 1993.    The cost of the
   interest rate cap was amortized on a straight-line basis over the 13 month period covered by the agreement.

     Bond principal and interest payments are secured by and payable from an irrevocable letter of credit issued by a bank in the amount of $76,569,337, expiring December 15, 1998. The Venture pays an annual letter of credit fee equal to 1.0% of the outstanding amount, payable 60% monthly with the remaining 40% (Unpaid Accrued Letter of Credit Fees) deferred and paid in accordance with the Reimbursement Agreement (see below). Such unpaid Accrued Letter of Credit Fees were $693,109 and $386,832 at December 31, 1993 and 1992, respectively. The bank letter of credit is secured by a second deed of trust on the operating investment property, and future rents and income from the operating investment property.



     In conjunction with the refinancing of the developer loan in 1991, the Venture entered into a Reimbursement Agreement with the letter of credit issuer regarding the unreimbursed letter of credit draws referred to above. The issuer agreed to forgive all outstanding accrued interest through September 26, 1991, aggregating $1,131,708, along with a portion of the outstanding principal in the amount of $300,000. In return, the Venture made a principal payment of $925,585, leaving an unpaid balance of $6,522,806 (Prior Indebtedness). The outstanding amount of such indebtedness ($3,561,029 and $4,271,793 at December 31, 1993 and 1992,
   respectively) will bear interest payable to the issuer at the rate of 11% per annum. Interest accruing on the Prior Indebtedness from the date of closing through June 1992, in the aggregate amount of $556,000, has been forgiven by the issuer. At the time of the refinancing the Venture also owed the issuer letter of credit fees totalling $2,184,253. The issuer agreed to forgive $1,259,000 of such unpaid fees, leaving an unpaid balance of $925,253 (Deferred Prior Letter of Credit Fees). The Venture has a limited right to defer payment of interest and principal on the Prior Indebtedness and the Unpaid Accrued Letter of Credit Fees to the extent that the net cash flow from operations is not sufficient after the payment of debt service on the developer loan and the funding of certain required reserves. In addition, upon a sale or other disposition of the operating property, the Reimbursement Agreement allows for the payment to the Venture of an amount of $5,500,000, plus a simple return thereon at the rate of 8% per annum, prior to the repayment to the issuer of the accrued interest on the Prior Indebtedness and the Deferred Prior Letter of Credit Fees.

     In November 1988, a borrowing arrangement with a bank was entered into to provide funds for The Lakes. The Venture obtained a line of credit secured by a third trust deed on the subleasehold interest, buildings and improvements, and rents and income in the amount of $6,300,000. Interest on the line of credit, which was to expire on December 15, 1994, was originally payable monthly at 1-1/2% over the Citibank, N.A. prime rate. However, because of the default status of this obligation during calendar 1990, interest had accrued at a rate of prime plus 4% through September 26, 1991. Accrued interest on the line of credit, which is payable to the same bank which issued the letter of credit in connection with the bonds, totalled $1,841,125 at September 26, 1991. In conjunction with the refinancing of the developer loan described above, the lender agreed to forgive all of the outstanding accrued interest at the date of the refinancing. Interest accrues on the outstanding principal balance at the rate of 11% per annum beginning September 27, 1991. Payment of interest and principal on the line of credit borrowings, which totalled $5,232,126 and $6,086,044 at December 31, 1993 and 1992, respectively, prior to a sale or other disposition of the operating property, is limited to the extent of available cash flow after the payment of debt service on the developer loan and the funding of certain required reserves. In addition, as with the Prior Indebtedness principal and interest described above, upon a sale or other disposition of the operating property, the payment of accrued interest on the line of credit borrowings is subordinated to the receipt by the Venture of $5,500,000 plus a simple return thereon of 8% per annum.

     The restructuring of the Prior Indebtedness, the Deferred Letter of Credit Fees and the line of credit borrowings, as described above, have been accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt (including interest forgiven on the Prior Indebtedness principal through June 1992 and $190,755 of accrued legal fees forgiven), aggregating $5,278,588, has been deferred and is being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. At December 31, 1993 and 1992, $4,430,200 and $4,773,183, respectively of such forgiven debt (net of accumulated amortization) has been reflected in the accompanying balance sheet and $342,984, $346,410 and $158,995 for the years ended December 31, 1993, 1992 and 1991, respectively, has been amortized as a reduction of interest expense in the accompanying statement of operations.

     The new developer loan required the establishment of a $2,000,000 deficit reserve account, funded from the Venturers' 1991 contributions. The loan also requires the funding of an additional reserve amount on a monthly basis to the extent that the interest rate on the bonds is below 6%, until the balance in this reserve account totals $1,000,000. The requirement for this additional reserve account may be eliminated if the operating property generates a certain minimum level of net operating income. The $2,000,000 deficit reserve account and the additional reserve account funded by operations may be used under certain circumstances to fund the Venture's debt service obligations to the extent that net operating income is insufficient. In the event that such reserves no longer become necessary under the terms of the Reimbursement Agreement, any remaining balances in the reserve accounts are to be paid to the issuer, to be applied against certain of the Venture's outstanding obligations. In November 1992, the bank and the Venture agreed to release $1,764,140 from the deficit reserve account to pay down the Prior Indebtedness. As of December 31, 1993, the balances in the deficit reserve account and the additional reserve account totalled $150,193 and $1,016,894, respectively ($150,204 and $823,626 at
   December 31, 1992, respectively), and are included in restricted cash on the accompanying balance sheet.

     The new developer loan contains several restrictive covenants, including a requirement that the Venture furnish the issuer in September 1994 with a certified independent appraisal of the operating investment property for an amount equal to or greater than $92,000,000. Failure to provide such an appraisal would constitute an event of default under the loan agreements. Management is presently negotiating with the lender regarding a possible waiver or modification of the 1994 appraisal requirement. If management is successful in these negotiations, it plans to continue to manage the property to achieve growth in net operating income while applying the majority of excess cash flow toward a paydown of the Venture's outstanding indebtedness. However, there are no assurances that the lender will grant any relief or waiver of the appraisal requirement in 1994. These conditions raise substantial doubt about the Venture's and the Partnership's ability to continue as going concerns. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of The Lakes Joint Venture included in the fiscal 1994 consolidated financial statements total approximately $70,936,000, $92,065,000, $8,899,000 and $10,236,000,
   respectively.



Schedule XI - Real Estate and Accumulated Depreciation

    PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD.
SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
          March 31, 1994



                                                                                                                            Life
                                                                                                                          on which
                                                   Costs                                                               Depreciation
                     Initial Cost to           Capitalized                                                              in Latest
                      Consolidated            Subsequent to  Gross Amount at Which Carried at                             Income
                      Joint Venture             Acquisition         End of Year                                          Statement
                                  Buildings &   Buildings &          Buildings &         Accumulated  Date of      Date    is
Description  Encumbrances (B) Land Improvements Improvements   Land  Improvements Total  DepreciationConstruction Acquired Computed
Apartment Complex
 Bradenton,
FL         $ 9,125,000    $1,542,633 $ 8,309,220 $  216,080  $ 1,542,633 $8,525,300  $10,067,933 $2,059,860  1987 12/16/85 5-30 yrs.

Apartment Complex
 Costa Mesa,
CA          84,393,155    16,646,927  64,349,318  3,525,090   16,646,927 67,874,408   84,521,335 17,279,195  1987 11/1/85  5-30 yrs.
           $93,518,155   $18,189,560 $72,658,538 $3,741,170  $18,189,560$76,399,708  $94,589,268$19,339,055

Notes

(A) The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes is approximately $81,236,000
(B) See Note 7 to the financial statements for a description of the terms of the debt encumbering the property.
(C) Reconciliation of real estate owned:
                                                                   1994                1993                 1992



Balance at beginning of period    $ 94,434,592    $ 94,305,254    $ 10,033,677
Increase due to additions              154,676         129,338         307,634
Consolidation of joint venture               -               -      83,963,943
Balance at end of period          $ 94,589,268    $ 94,434,592    $ 94,305,254

(D)Reconciliation of accumulated depreciation:

Balance at beginning of period  $ 16,337,105    $ 13,336,461     $   1,198,565
Depreciation expense               3,001,950       3,000,644         2,977,259
Consolidation of joint venture             -               -         9,160,637
Balance at end of period        $ 19,339,055    $ 16,337,105      $ 13,336,461

                                 F-21