Form 10-K
period 1995-03-31
PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD
filed 1995-07-10
CIK 772124

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

    X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             FOR FISCAL YEAR ENDED:  MARCH 31, 1995

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

               DOCUMENTS INCORPORATED BY REFERENCE
Documents                                       Form 10-K Reference
Prospectus of registrant dated                  Part IV
September 11, 1985, as supplemented


                  PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
                                 1995 FORM 10-K

                               TABLE OF CONTENTS


PART I                                                       Page
Item  1   Business                                           I-1

Item  2   Properties                                         I-3

Item  3   Legal Proceedings                                  I-3

Item  4   Submission of Matters to a Vote of
          Security Holders                                   I-4

PART II

Item  5   Market for the Partnership's Limited
           Partnership Interests and
           Related Security Holder Matters                  II-1

Item  6   Selected Financial Data                           II-1

Item  7   Management's Discussion and Analysis of
           Financial Condition
           and Results of Operations                        II-2

Item  8   Financial Statements and Supplementary Data       II-6

Item  9   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure          II-6

PART III

Item  10  Directors and Executive Officers of the
           Partnership                                     III-1

Item  11  Executive Compensation                           III-3
Item  12  Security Ownership of Certain Beneficial
          Owners and Management                            III-3

Item  13  Certain Relationships and Related Transactions   III-3

PART IV

Item  14  Exhibits, Financial Statement Schedules
      and Reports on Form 8-K                               IV-1

SIGNATURES                                                  IV-2

INDEX TO EXHIBITS                                           IV-3

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          F-1 to F-21

                    PART I

Item 1.  Business

   PaineWebber Development Partners Four, Ltd. (the ``Partnership') is a limited partnership formed in June 1985 under the Uniform Limited Partnership Act of the State of Texas to invest either directly or through the acquisition of joint venture interests in a diversified portfolio of newly-constructed and to-be-constructed income-producing properties. On September 9, 1986, the Partnership elected to extend the offering period to the public through September 10, 1987 and reduced the maximum offering amount to 42,000 Partnership Units (at $1,000 per Unit) from 100,000 Units. At the conclusion of the offering period 41,644 Units had been issued representing capital contributions of $41,644,000. Limited Partners will not be required to make any additional capital contributions.

   As of March 31, 1995, the Partnership has investments, through joint ventures and limited partnerships, in three residential apartment complexes referred to below:

Name of Joint Venture
or Limited Partnership                     Date of
Name and Type of Property                  Acquisition      Type of
Location                       Size        of Interest Ownership (1)


The Lakes Joint Venture       770 units    11/1/85    Fee ownership of land and
The Lakes at South                                    improvements (through
Coast Apartments                                      joint venture partnership)
Costa Mesa, California

Lincoln Garden Apartments     200 units    11/15/85   Fee ownership of land and
  Joint Venture                                       improvements (through
Lincoln Garden Apartments                             joint venture partnership)
Tucson, Arizona

71st Street Housing Partners,
Ltd.                          234 units    12/16/85   Fee ownership of land and
Harbour Pointe Apartments                             improvements (through
Bradenton, Florida                                    limited partnership)
[FN]
(1)See Notes to the financial statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

   The Partnership originally had investments in six operating investment properties. Through March 31, 1995, three of these properties had been forfeited through foreclosure proceedings. During the fourth quarter of fiscal 1991, due to a default by the Quinten's Crossing Joint Venture under the terms of its mortgage loan, the lender was granted, by Court order, the right to foreclose on the venture's operating property. As a result, on April 1, 1991, the Partnership's co-venturer filed an involuntary petition under Chapter 11 of the United States Bankruptcy Code on behalf of the venture. The bankruptcy petition prevented an immediate foreclosure action. However, the venture partners and the lender were unable to reach an agreement on an acceptable modification of the mortgage obligation. Accordingly, on August 27, 1992, the Partnership and its co-venturer forfeited their interests in Quinten's Crossing to the mortgage lender. The Parrot's Landing Joint Venture had not made required debt service payments since February 1, 1990. Because of the defaults, the mortgage lender had the right to accelerate payment on the entire balance ofthe mortgage note. The mortgage lender had given the joint venture formal notice of default and had filed for foreclosure. On October 16, 1992, the Partnership and the co-venturer forfeited their interests in Parrot's Landing to the mortgage holder in settlement of the foreclosure proceedings, after protracted negotiations failed to produce an acceptable loan modification agreement. The Partnership also originally had an investment, through a limited partnership, in a sixth apartment complex, the Clipper Cove Apartments, located in Boynton Beach, Florida. On March 5, 1990, the Clipper Cove Apartments, owned by The Landing Apartments, Ltd., was foreclosed on by the mortgage lender. The lender was entitled to foreclose on the property because of the inability of the venture to make the required debt service payments due on the mortgage loan. Negotiations to modify the loan terms and efforts by the Partnership to locate a buyer for the property were unsuccessful. As a result of these transactions, the Partnership no longer owns any interest in these three properties.

   The Partnership's original investment objectives were:

(1)to preserve and protect the original capital invested in the Partnership;
(2)to achieve long-term capital appreciation through potential appreciation in the values of Partnership properties;
(3)to obtain tax losses during the early years of operations from deductions generated by investments;
(4)to provide annual distributions of cash flow from operations of the Partnership;
(5)to achieve accumulation of equity through reduction of mortgage loans on Partnership properties.

   The Partnership's operating investment properties have been adversely affected by an oversupply of competing rental apartment properties in the markets in which the properties are located. The effects of the resulting competition, combined with high debt service costs and weakened local economies, resulted in the inability of all of the joint ventures to meet their original debt service obligations without contributions from the venture owners. This situation has caused the Partnership to lose its investments in the Clipper Cove Apartments, Quinten's Crossing Apartments and Parrot's Landing Apartments through foreclosure proceedings, as discussed above. These three properties comprised approximately 38% of the Partnership's original investment portfolio. Furthermore, while the three remaining ventures have obtained more favorable financing terms, additional relief from debt service obligations and continued financial support from the venture partners may be required if the properties' operations do not improve. The Managing General Partner, along with the Partnership's co-venture partners, has pursued workout negotiations with the mortgage holders on all of the operating investment properties in efforts to obtain relief from debt service obligations, in order to protect the Partnership's invested capital. Despite such efforts, which have been partially successful, the Partnership will be unable to achieve most of its original objectives due to the foreclosure losses of a substantial portion of the original investment portfolio.

   The Managing General Partner's strategy has been, and continues to be, to marshall the Partnership's resources for use in protecting the investment properties with the best long-term financial prospects in order to return as much of the invested capital as possible. The portion of the Partnership's original invested capital which may be returned to the Limited Partners will depend upon the ultimate selling prices obtained for the three remaining investment properties, which cannot presently be determined. At the present time, all three remaining properties have estimated market values which are below the balances of their outstanding debt obligations. The Partnership has generated tax losses since inception. However, the benefits of such losses to investors have been significantly reduced by changes in the federal income tax laws subsequent to the organization of the Partnership. Furthermore, the Partnership's investment properties have not produced sufficient cash flow from operations to provide the Limited Partners with cash distributions to date.

   All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. Despite this competition, the lack of significant new construction of multi-family housing over the past 2- to - 3 years has allowed the oversupply which existed in most markets to begin to be absorbed, with the result being a gradual improvement in occupancy levels and effective rental rates and a corresponding increase in property values. Management of the Partnership expects to continue to see improvement in this sector of the real estate market in the near-term.

   The Partnership has no real property investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore presentation of information about industry segments is not applicable.

   The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser''), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ('PWI''), a wholly-owned subsidiary of PaineWebber Group Inc. (`PaineWebber'').

   The general partners of the Partnership (the ``General Partners') are Fourth Development Fund Inc., and Property Associates 1985, L.P. Fourth Development Fund Inc. (the `Managing General Partner''), a wholly-owned subsidiary of PaineWebber, is the managing general partner of the Partneship. The associate general partner is Properties Associates 1985, L.P. (the ``Associate General Partner'), a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner.

   The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

   As of March 31,1995, the Partnership owns interests in three operating properties through joint ventures and limited partnerships. These joint ventures and limited partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

     Occupancy figures for each fiscal quarter during 1995, along with an average for the year, are presented below for each property:


                                    Percent Occupied at
                                                                      Fiscal
                                                                      1995
                     6/30/94        9/30/94     12/31/94    3/31/95   Average

The Lakes             94%            96%           93%        94%       94%

Lincoln Garden
 Apartments           98%            94%           93%        95%       95%

Harbour Pointe
 Apartments           94%            91%           95%        97%       94%

Item 3.  Legal Proceedings

   In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Development Fund Inc. and Properties Associates 1985, L.P. (`PA1985''), which are the General Partners of the
Partnership and affiliates of PaineWebber.   On May 30, 1995, the court
certified class action treatment of the claims asserted in the litigation.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Development Partners Four, Ltd., PaineWebber, Fourth Development Fund Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Development Partners Four, Ltd., also allege that following the sale of the partnership interests, PaineWebber, Fourth Development Fund Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Fourth Development Fund Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

     Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Fourth Development Fund Inc., PA1985 and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.                                    PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

   At March 31, 1995 there were 3,153 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for the resale of Units will develop. The Managing General Partner will not redeem or repurchase Units.

Item 6. Selected Financial Data
[CAPTION]
                PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
      FOR THE YEARS ENDED MARCH 31, 1995, 1994, 1993, 1992 AND 1991
                 (IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                       Years ended March 31,
                                 1995      1994     1993      1992 (1)   1991
[S]                              [C]        [C]      [C]       [C]       [C]
Revenues                     $ 10,275   $ 10,481 $ 10,359  $ 10,542  $  1,590

Operating loss               $ (2,047) $  (1,503)$  (2,141)$ (7,582)  $  (650)

Partnership's share of
 unconsolidated ventures'
 losses                        $  (35)    $ (101) $(1,032) $ (1,788) $ (8,793)

Partnership's share of
  gain on transfer of assets
  at foreclosure                    -          -    $ 821         -         -
Loss before extraordinary
  items                      $ (2,082)  $ (1,604)$  (2,350)$  (5,535)$ (9,385)

Extraordinary loss                  -          -        - $  (1,338)        -

Partnership's share of
 extraordinary gains on
 settlement of  debt obligations    -          -  $ 6,968         -         -

Net income (loss)            $ (2,082)  $ (1,604)$  4,618 $  (6,873) $ (9,385)

Per Limited Partnership Unit:
   Loss before extraordinary
    items                    $ (47.48)$  (36.59)$ (54.64) $ (126.27) $(219.88)

   Extraordinary loss               -         -        -  $  (30.52)        -

   Extraordinary gains              -         -  $ 150.23        -          -

   Net income (loss)         $ (47.48) $ (36.59) $  95.59 $ (156.79)$ (219.88)

Total assets                 $ 77,924  $ 80,500  $ 83,600 $  86,988 $  11,510

Mortgage loans payable       $ 92,870  $ 93,518  $ 95,083  $ 97,375  $  9,125
[FN]
(1)During fiscal 1992, as further discussed in Note 4 to the accompanying financial statements, the Partnership assumed complete control of the joint venture which owns and operates The Lakes at South Coast Apartments. Accordingly, the joint venture, which had been accounted for under the equity method in prior periods, has been consolidated in the Partnership's financial statements for years subsequent to fiscal 1991.

   The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

   The above per Limited Partnership Unit information is based upon the 41,644 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership offered limited partnership interests to the public from September 11, 1985 to September 5, 1987 pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. Gross proceeds of $41,644,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $32,751,000 was originally invested in joint venture interests in six residential apartment properties. The performance of the Partnership's investment properties has been adversely impacted by an oversupply of competing apartment units throughout the country and in the six local markets in which the properties are located. Through March 31, 1995, these conditions have resulted in the loss of three of the properties to foreclosure: Clipper Cove Apartments in March 1990, Quinten's Crossing Apartments in August 1992 and Parrot's Landing Apartments in October 1992. The foreclosures of these three properties represent a loss of approximately 38% of
the original investment portfolio.   The operations of the three remaining
assets, The Lakes at South Coast Apartments, the Harbour Pointe Apartments and the Lincoln Garden Apartments,have been stabilized as a result of successful debt restructurings, and the properties do not currently require the use of the Partnership's cash reserves to support operations. Nonetheless, the properties would not operate at or above breakeven under conventional financing terms based on the current outstanding principal amounts owed. All three of these properties have been financed with tax-exempt bonds issued by local housing authorities. The interest rates on all three of these restructured debt obligations are now variable rates which are based on comparable rates on similar tax-exempt obligations. Such rates rose during fiscal 1995 along with the general increase in market interest rates, but remained 3 to 4 percent per annum below comparable conventional rates. As previously reported, the debt modification agreement for The Lakes was structured with certain debt service reserves and accrual features intended to help absorb interest rate fluctuations. The Lakes Joint Venture still has significant reserves in place to help absorb possible future increases in the mortgage interest rate. The Harbour Pointe and Lincoln Garden joint ventures would require advances from the venture partners, principally the Partnership in the case of Harbour
Pointe, if future cash flows are insufficient to cover any increases in debt service payments.

   Despite a general strengthening in the real estate market for multi-family residential properties over the past three years, based on current cash flows generated from operations, all three of the Partnership's remaining properties have estimated current market values which are below the balances of their outstanding debt obligations. It remains to be seen whether further improvement in market conditions will occur as rapidly or to the extent necessary to enable the Partnership to recover any meaningful portion of its original investment in these three remaining properties. In addition, the Reimbursement Agreement which governs the secured debt obligations of The Lakes Joint Venture contains certain restrictive covenants, including a provision that required the venture to provide the lender, in September 1994, with an independent appraisal of the operating property showing the value of the property to be equal to or greater than $92 million. Failure to provide such an appraisal is defined as an event of default under the Reimbursement Agreement. Based on current cash flow levels and the prevailing market conditions, the value of the property could be expected to be considerably less than $92 million. The Managing General Partner has had preliminary discussions with the lender regarding possible changes to the 1994 appraisal requirement. Preliminary indications have been that the lender might consider waiving or modifying the minimum appraised value requirement for September 1994 in exchange for a rearrangement of the timing and amounts of certain payment priorities, as specified in the Reimbursement Agreement. However, to date the venture has not provided the lender with an appraisal which meets the $92 million requirement, and the lender has not waived or modified the minimum appraised value requirement. Accordingly, the venture is technically in default under the Reimbursement Agreement. Management does not expect the lender to take any actions as long as progress continues to be made in negotiations for modification to the terms of the Reimbursement Agreement. However, there can be no assurances that the lender will grant any relief in connection with this appraisal covenant.


   In the event that management is successful in negotiating a waiver or modification of the minimum appraised value requirement described above for The Lakes Joint Venture, which represents approximately 49% of the Partnership's original investment portfolio, the Partnership will continue to direct the management of the remaining operating properties in order to generate sufficient cash flow to sustain operations in the near-term while attempting to maximize their long-term values. As discussed above, even under these circumstances, it remains to be seen whether such a strategy would result in the return of any significant amount of invested capital to the Limited Partners. If management cannot reach an agreement with The Lakes' mortgage lender regarding the appraisal covenant, the lender could choose to initiate foreclosure proceedings. The Partnership is prepared to exercise all available legal remedies in the event that the lender takes such actions. If the Partnership were not successful with such legal defenses and the result was a foreclosure of the operating property, the Partnership would have to weigh the costs of continued operations against the realistic hopes for any future recovery of capital from the other two investments. Under such circumstances, the Managing General Partner might determine that it would be in the best interests of the Limited Partners to liquidate the remaining investments and terminate the Partnership. In light of these circumstances, the independent auditors' report on the Partnership's financial statements as of and for the year ended March 31, 1995 includes qualifying language which expresses uncertainty regarding the Partnership's ability to continue as a going concern. Management will reassess its future operating strategy once the appraisal covenant compliance issue on The Lakes is resolved.

   As a result of the lower tax-exempt interest rates on their respective loan obligations, each of the remaining joint ventures is generating cash flow in excess of their current debt service requirements. For The Lakes Joint Venture, such excess cash flow continues to be applied toward the reduction of the venture's outstanding indebtedness. Additional principal paydowns during fiscal 1995 totalled approximately $648,000. In the near term, barring a significant further increase in tax-exempt interest rates, excess cash flow from Harbour Pointe should be sufficient to cover the Partnership's operating expenses. Excess cash flow from the Lincoln Garden joint venture has been minimal and is primarily payable to the co-venturer for the repayment of prior advances. To the extent that the Partnership's operating properties continue to generate excess cash flow after current debt service, a substantial portion of such amounts will be reinvested in the properties to make certain repairs and improvements aimed at maximizing long-term value. At The Lakes, planned capital improvements for the next fiscal year include the completion of a major capital program begun during fiscal 1995. Such improvements include upgrading the hallways, elevator landings and lobbies and painting. Improvements planned at Lincoln Garden for fiscal 1996 include resurfacing the pool deck, replacing the roofs on several buildings, repairing the sidewalks and upgrading the unit interiors on a turnover basis. Management completed an improvement program at Harbour Pointe during the first quarter of calendar 1994 which included exterior painting and the installation of new window awnings. Future improvements at this property are expected to include new pool furniture, additional exterior lighting and the installation of individual water meters in all units. The amount and timing of the funds to be spent on property improvements at all three of the remaining ventures will depend upon the availability of cash flow from the respective property's operations.

   At March 31, 1995 the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $1,292,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and the consolidated ventures and, to the extent necessary and economically justified, to fund the Partnership's share of capital improvements and operating deficits of its remaining joint venture investments. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale, refinancing or other disposition of the remaining investment properties and, to a lesser extent, from cash generated from the operations of such properties.

RESULTS OF OPERATIONS
1995 Compared to 1994

   The Partnership's net loss increased by $478,000 during fiscal 1995 as compared to the prior year. The primary reasons for this increase in net loss were increases in property operating expenses, an increase in interest expense and a decrease in other income. Property operating expenses increased by $183,000 primarily due to an increase in repairs and maintenance expenses at The Lakes at South Coast Apartments. Repairs and maintenance expenses increased as a result of the start of a major capital improvement and deferred maintenance program at the property, particularly to upgrade common areas, elevator landings and lobbies. Interest expense increased by $87,000 primarily due to an increase in the variable interest rates on the mortgage loans secured by the Partnership's consolidated joint ventures, The Lakes at South Coast Apartments and the Harbour Point Apartments. In addition, the interest cap on The Lakes debt which fixed the interest rate on the mortgage loan at less than 4% per annum expired at the end of calendar 1993. Other income decreased by $313,000 primarily due to the receipt of real estate tax refunds by The Lakes Joint Venture during the prior year. Rental revenues at the two consolidated investment properties were fairly flat compared to the prior year, which reflects the competitive local market conditions facing The Lakes and Harbour Pointe Apartments. At The Lakes, a combination of a still depressed Southern California economy and some newly constructed competing projects have forced management to offer substantial concessions to maintain average occupancy levels in the mid-90% range. At Harbour Pointe, rental rate increases implemented in calendar 1993 had pushed rents at the property to the top of its local market. Competition from some newly constructed projects during calendar 1994 made it impossible to continue the pace of these rental rate increases. The market had stabilized somewhat by the end of the year and management expects to be able to increase rents further in calendar 1995. In addition, management expects to improve net cash flow at Harbour Pointe upon the completion of the individual water meter installation referred to above, which will transfer water usage costs to the tenants. The increases in property operating expenses and interest expense and the decrease in other income were partially offset by an increase of $64,000 in interest income earned on short-term investments and a decrease of $66,000 in the Partnership's share of the unconsolidated venture's loss. The increase in interest income earned on short term investments is a result of a steady increase in interest rates earned on such investments throughout the year. The decrease in the Partnership's share of the unconsolidated venture's loss, which represents the operating results of the Lincoln Garden joint venture, was mainly the result of an increase in rental rates at the Lincoln Garden Apartments. Although average property occupancy levels fell slightly from the high to low 90% range during the middle two quarters of the year, rental rates increased by approximately 6% over the prior year.

1994 Compared to 1993

   The Partnership had a net loss of approximately $1,604,000 for the year ended March 31, 1994 as compared to net income of approximately $4,618,000 in the prior year. The primary reason for this significant change in reported net operating results is the impact of the foreclosures of the Quinten's Crossing and Parrot's Landing properties during fiscal year 1993. The effects of the foreclosures were partially offset by the continued improvement in the net operating results of The Lakes Joint Venture, as discussed further below.
During the prior year, the foreclosures of the Quinten's Crossing Apartments and Parrot's Landing Apartments generated extraordinary gains on settlement of debt obligations of approximately $9,322,000. The Partnership's share of such gains was approximately $6,969,000. The transfers of Quinten Crossing's and Parrot's Landing to the lenders through foreclosure proceedings were accounted for as troubled debt restructurings in accordance with Statement of Financial Accounting Standards No. 15, `Accounting by Debtors and Creditors for Troubled Debt Restructurings.'' The extraordinary gains arise due to the fact that the balance of the mortgage loans and related accrued interest exceeded the estimated fair value of the respective joint ventures' investment properties and certain other assets transferred to the lenders at the time of the foreclosure. The Partnership also recognized a net gain during the prior year on the transfers of assets at foreclosure in the amount of approximately $821,000. In accordance with SFAS No. 15, a gain or loss on transfer of assets is calculated as the difference between the net carrying value of the operating investment property and its fair value at the time of foreclosure. Quinten's Crossing had a loss on transfer of assets of approximately $4,897,000, of which approximately $3,065,000 was allocated to the Partnership. Parrot's Landing had a gain on transfer of assets of approximately $3,764,000 of which approximately $3,886,000 was allocated to the Partnership. The Partnership's share of the Parrot's Landing ordinary gain was greater than the gain recognized by the joint venture due to the method of allocating the gain as called for in the joint venture agreement.

     The Partnership's operating loss decreased by approximately $637,000 during fiscal 1994 as compared to the prior year primarily as a result of the continued reduction in the net operating loss of the consolidated Lakes Joint Venture. The net loss of the Lakes Joint Venture decreased by approximately $652,000 mainly as a result of a decrease in interest expense on the venture's variable rate long-term debt of approximately $716,000. Interest expense decreased due to the venture's purchase of a one-year interest rate cap, which fixed the interest rate on the mortgage loan at less than 4% per annum for calendar 1993. In addition, the variable interest rate on the venture's long-term debt fell below the rate specified by the cap during portions of calendar 1993. The operating results of the consolidated Harbour Pointe joint venture improved by approximately $29,000 during calendar 1993. The operating results of Harbour Pointe also improved as a result of a decrease in interest expense of approximately $49,000 on the venture's variable rate debt. The decrease in interest expense was a result of a lower average rate on the variable rate debt during calendar 1993 as compared to the prior year.

     The Partnership's share of unconsolidated ventures' losses decreased by approximately $931,000 during fiscal 1994 as compared to the prior year. The Partnership's share of unconsolidated ventures' losses for fiscal 1993 included the operating losses of the Quinten's Crossing and Parrot's Landing properties prior to their foreclosures during fiscal 1993. The operating loss of the Partnership's remaining unconsolidated venture, the Lincoln Garden Apartments, decreased by approximately $50,000 as a result of an increase in rental income and a decrease in interest expense on the venture's variable rate mortgage. Rental income at Lincoln Garden increased by approximately 9%, almost entirely due to an increase in rental rates. Property occupancy remained stable, in the low 90's, throughout both calendar 1992 and 1993.

1993 Compared to 1992

   The Partnership had net income of approximately $4,618,000 for the year ended March 31, 1993, as compared to a net loss of approximately $6,873,000 in the prior year. The primary reasons for this significant change in reported net operating results were a substantial improvement in the net operating results of the Partnership's consolidated joint ventures and the impact of the foreclosures of the Quinten's Crossing and Parrot's Landing properties. The net operating losses of The Lakes Joint Venture declined significantly in fiscal 1993 and contributed an additional amount of approximately $1,446,000 to the Partnership's net operating results as compared to the prior year, primarily due to substantial decreases in interest expense and real estate taxes. The decrease in interest expense was a result of the successful restructuring of the venture's long-term debt, which had been in default. As noted above, the interest rate on the restructured debt is a variable rate which was at its lowest level in many years during calendar 1992. Interest was accruing on the debt at a default rate for a portion of the prior year. In addition, the venture's real estate tax expense declined by approximately $766,000 as a result of certain refunds and abatements received. The Partnership also realized a decrease in the operating loss of the consolidated Harbour Pointe joint venture of approximately $272,000 primarily due to a decrease in interest expense of approximately $173,000. This decrease was a result of the refinancing of the loan secured by the Harbour Pointe Apartments in fiscal 1991. The variable interest rate on the new loan continued to decline with general market rates during calendar 1992.

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

Inflation

   The Partnership commenced operations in 1985 and completed its ninth full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

   Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

Item 8.  Financial Statements and Supplementary Data

   The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.                                    PART III

Item 10.  Directors and Executive Officers of the Partnership

   The General Partners of the Partnership are Fourth Development Fund Inc. (the `Managing General Partner''), a Texas corporation, which is a wholly-owned subsidiary of PaineWebber, and Properties Associates 1985, L.P. (the `Associate General Partner'), a Virginia limited partnership, certain limited partners of which are officers and employees of the Managing General Partner.

   (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                    Date
                                                                    elected
  Name                       Office                          Age    to Office

Lawrence Cohen     President and Chief Executive Officer     41      5/1/91
Albert Pratt       Director                                  84      6/24/85 *
J. Richard Sipes   Director                                  48      6/9/94
Walter V. Arnold   Senior Vice President and Chief Financial
                     Officer                                 47      10/29/85
James A. Snyder    Senior Vice President                     49      7/6/92
John B. Watts III  Senior Vice President                     42      6/6/88
David F. Brooks    First Vice President and Assistant
                     Treasurer                               52      6/24/85 *
Timothy J. Medlock Vice President and Treasurer              33      6/1/88
Thomas W. Boland   Vice President                            32      12/1/91

*  The date of incorporation of the Managing General Partner.

(c) There are no other significant employees in addition to the directors and executive officers mentioned above.

   (d) There is no family relationship among any of the foregoing directors or executive officers of the Managing General Partner of the Partnership. All of the foregoing directors and officers have been elected to serve until the annual meeting of the Managing General Partner.

   (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber. They are also officers and employees of PaineWebber Properties Incorporated ("PWPI"), a wholly-owned subsidiary of PWI. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

   Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of PWPI which he joined in January 1989. He is also a member of the Board of Directors and the Investment Committee of PWPI. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

   Albert Pratt is a Director of the Managing General Partner, a Consultant of PWI and a general partner of the Associate General Partner. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.

   J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

   Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and Senior Vice President and Chief Financial Officer of PWPI which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining PWPI. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

   James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional
Management Inc., a real estate development company.   John B. Watts III is a
Senior Vice President of the Managing General Partner and a Senior Vice President of PWPI which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate.
He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

   David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and an Assistant Treasurer of PWPI which he joined in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

   Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and Vice President and Treasurer of PWPI which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

   Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

   (f) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a
director or officer.   (g)  Compliance With Exchange Act Filing Requirements:

The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

   Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

   The directors and officers of the Partnership's Managing General Partner receive no current or proposed renumeration from the Partnership.

   The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

   The Partnership has never paid regular quarterly distributions of excess cash flow. Furthermore, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
   (a) The Partnership is a limited partnership issuing Units of limited partnership interest, not voting securities. All the outstanding stock of the Managing General Partner, Fourth Development Fund Inc., is owned by PaineWebber. Properties Associates 1985, L.P. the Associate General Partner, is a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

   (b) Neither directors nor officers of the Managing General Partner nor the limited partners of the Associate General Partner, individually, own any Units of limited partnership interest of the Partnership. No officer or director of the Managing General Partner, nor any limited partner of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of limited partnership interest of the Partnership.

   (c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

     The General Partners of the Partnership are Fourth Development Fund Inc. (the `Managing General Partner''), a wholly-owned subsidiary of PaineWebber Group Inc. (`PaineWebber'') and Properties Associates 1985, L.P. (the
`Associate General Partner''), a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated (`PWPI''), a wholly-owned subsidiary of PaineWebber Incorporated (`PWI''). PWI, a wholly-owned subsidiary of PaineWebber, acted as the selling agent for the Limited Partnership Units. The General Partners, PWPI and PWI will receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments. The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operation of the Partnership's real property investments.

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

   In connection with the acquisition of properties, PWPI was entitled to receive acquisition fees in an amount not greater than 5% of the gross proceeds from the sale of the Partnership units. Total acquisition fees incurred by the Partnership and paid to PWPI aggregated $2,077,000.

   The Partnership recorded as income a total of $5,000 of investor servicing fees from certain of its joint ventures for the year ended March 31, 1995.

   An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1995 is $84,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

   The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. (`Mitchell Hutchins'') for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $4,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf
of the Adviser.                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)  The following documents are filed as part of this Report:

     (1) and (2)    Financial Statements and Schedules:

               The response to this portion of Item 14 is submitted as a separate section of this Report. See Index to Financial Statements and Financial Statement Schedule at page F-1.

     (3)       Exhibits:

               The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

   (b) No reports on Form 8-K were filed during the last quarter of fiscal
               1995.

   (c) Exhibits

           See (a)(3) above.

   (d) Financial Statement Schedules

               The response to this portion of Item 14 is submitted as a separate section of this Report. See Index to Financial Statements and Financial Statement Schedule at page F-1.

                                      IV-1

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

                              PAINEWEBBER DEVELOPMENT
                                 PARTNERS FOUR, LTD.


                              By:  Fourth Development Fund Inc.
                                      Managing General Partner


                              By: /s/ Lawrence A. Cohen
                                Lawrence A. Cohen
                                President and
                                Chief Executive Officer


                              By: /s/ Walter V. Arnold
                                Walter V. Arnold
                                Senior Vice President and
                                Chief Financial Officer


                              By: /s/ Thomas W. Boland
                                Thomas W. Boland
                                Vice President
Dated:  June 28, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Albert Pratt                Date: June 28, 1995
  Albert Pratt
  Director



By:  /s/ J. Richard Sipes           Date: June 28, 1995
  J. Richard Sipes
  Director



                                      IV-2

                           ANNUAL REPORT ON FORM 10-K
                                 ITEM 14(A)(3)

                  PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.


                               INDEX TO EXHIBITS


                                                    Page Number in the Report
Exhibit No. Description of Document                 Or Other Reference


(3) and (4) Prospectus of the Partnership           Filed with the Commission
            dated September 11, 1985, as            pursuant to Rule 424(c) and
            supplemented, with particular           incorporated herein
            reference to the Amended and            by reference.
            Restated Agreement and Certificate
            of Limited Partnership


(10)        Material contracts previously           Filed with the Commission
            filed as exhibits to registration       pursuant to Section 13 or
            statements and amendments thereto       15(d) of the Securities
            of the registrant together with all     Act of 1934 and Icorporated
            such contracts filed as exhibigs of     by reference.
            previously filed Forms 8-K and Forms
            10-K are hereby incorporated herein
            by reference.

(13)        Annual Report to Limited Partners       No Annual Report for the
                                                    fiscal year 1995 has been
                                                    sent to the Limited
                                                    Partners.  An Annual Report
                                                    will be sent to the Limited
                                                    Partners subsequent to this
                                                    filing.

(22)        List of subsidiaries                    Included in Item I of Part
                                                    1 of this Report pages I-1
                                                    and I-2, to which reference
                                                    is hereby made.





                                      IV-3

                           ANNUAL REPORT ON FORM 10-K
                      ITEM 14(A)(1) AND (2) AND ITEM 14(D)

                            PAINEWEBBER DEVELOPMENT
                              PARTNERS FOUR, LTD.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                       Reference
PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.:

   Reports of independent auditors                                       F-2
   Consolidated balance sheets as of March 31,1995 and 1994              F-4

   Consolidated statements of operations for the years ended
    March 31, 1995, 1994 and 1993                                        F-5

   Consolidated statements of changes in partners' deficit for the
    years ended March 31,1995, 1994 and 1993                             F-6

   Consolidated statements of cash flows for the years
    ended March 31, 1995, 1994 and 1993                                  F-7

   Notes to consolidated financial statements                            F-8

   Schedule III - Real Estate and Accumulated Depreciation              F-21


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

                         REPORT OF INDEPENDENT AUDITORS




The Partners
PaineWebber Development Partners Four, Ltd.:

   We have audited the accompanying consolidated balance sheets of PaineWebber Development Partners Four, Ltd. as of March 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended March 31, 1995. We have also audited the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of 71st Street Housing Partners, Ltd. for the years ended December 31, 1994 and 1993, which statements reflect 10% of the Partnership's consolidated total assets as of March 31, 1995 and 1994, and 1% of the Partnership's consolidated net loss for the years ended March 31, 1995 and 1994. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to data included for 71st Street Housing Partners, Ltd., is based solely on the report of other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Development Partners Four, Ltd. at March 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.

   As discussed in Note 7 to the financial statements, the ability of The Lakes Joint Venture (a consolidated joint venture investee) to continue as a going concern is dependent upon future events, including the waiver or modification of a restrictive covenant on its existing non-recourse debt requiring The Lakes to provide, by September 1994, a certified independent appraisal of The Lakes' operating investment property for an amount equal to or greater than $92,000,000. Failure to provide such an appraisal constitutes an event of default under The Lakes' loan agreement. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans as to these matters are also described in Note 7 and include negotiating with the lender regarding a possible waiver or modification of this appraisal requirement. However, there are no assurances that the lender will grant any relief. The accompanying financial statements do not include any adjustments that might result form the outcome of this uncertainty.


                                /s/ Ernst & Young
                                ERNST & YOUNG LLP

Boston, Massachusetts
June 23, 1995

                          Reznick Fedder & Silverman
                          Certified Public Accountants
                      217 East Redwood Street, Suite 1900
                              Baltimore, MD  21202

                          INDEPENDENT AUDITORS' REPORT



To the Partners
71st Street Housing Partners, Ltd.

   We have audited the accompanying balance sheets of 71st Street Housing Partners, Ltd. as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of 71st Street Housing Partners, Ltd. for the year ended December 31, 1992, were audited by other auditors whose report, dated January 28, 1993, expressed an unqualified opinion on those statements.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.   In our
opinion, the 1994 and 1993 financial statements referred to above present fairly, in all material respects, the financial position of 71st Street Housing Partners, Ltd. as of December 31, 1994 and 1993, and the results of its operations, changes in partners' deficit and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.




                         /S/ Reznick Fedder & Silverman
                           Reznick Fedder & Silverman




Baltimore, Maryland
January 11, 1995


                            PAINEWEBBER DEVELOPMENT
                              PARTNERS FOUR, LTD.

                          CONSOLIDATED BALANCE SHEETS

                            March 31, 1995 and 1994
                    (In Thousands, except for per Unit data)

                                     ASSETS

                                                     1995           1994
Operating investment properties:
   Land                                          $  18,190      $  18,190
   Building and improvements                        76,825         76,400
                                                    95,015         94,590
   Less accumulated depreciation                   (22,386)       (19,339)
                                                    72,629         75,251

Cash and cash equivalents                            1,292          1,252
Restricted cash                                      3,045          2,900
Accounts receivable - affiliates                        11             39
Prepaid and other assets                                67             67
Deferred expenses, net of accumulated
  amortization of $514 ($508 in 1994)                  880            991
                                                 $  77,924       $ 80,500

                       LIABILITIES AND PARTNERS' DEFICIT

Long-term debt in technical default              $  83,745       $      -
Accounts payable and accrued expenses                  390            311
Accrued interest and fees                            3,156          2,716
Advances from consolidated ventures                      -            100
Tenant security deposits                               441            398
Minority interest in net assets of
   consolidated ventures                             1,221          1,221
Equity in losses of unconsolidated joint venture
  in excess of investments and advances              2,099          2,064
Deferred gain on forgiveness of debt                 4,087          4,430
Long-term debt                                       9,125         93,518
      Total liabilities                            104,264        104,758
Partners' deficit:
  General Partners:
   Capital contributions                                 1              1
   Cumulative net loss                              (2,501)        (2,397)

  Limited Partners ($1,000 per unit;
   41,644 Units issued):
   Capital contributions, net of
    offering costs                                  36,641         36,641
   Cumulative net loss                             (60,481)       (58,503)
      Total partners' deficit                      (26,340)       (24,258)
                                                $   77,924     $   80,500




                            See accompanying notes.

                           PAINEWEBBER DEVELOPMENT
                              PARTNERS FOUR, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended March 31, 1995, 1994 and 1993
                    (In thousands, except for per unit data)

                                           1995        1994            1993
REVENUES:
   Rental income                      $    9,894    $   9,851      $   9,759
   Interest income                           163           99            171
   Other income                              218          531            429
                                          10,275       10,481         10,359
EXPENSES:
   Interest expense                        4,207        4,120          4,723
   Property operating expenses             3,744        3,561          3,606
   Depreciation and amortization           3,053        3,010          3,008
   Real estate taxes                       1,033        1,007            942
   General and administrative                285          286            221
                                          12,322       11,984         12,500
Operating loss                            (2,047)      (1,503)        (2,141)

Co-venturers' share of consolidated
    ventures' losses                           -            -              2

Partnership's share of unconsolidated
    ventures' losses                         (35)        (101)        (1,032)

Partnership's share of net gain on
   transfers of assets at foreclosure          -            -            821
Loss before extraordinary items           (2,082)      (1,604)        (2,350)

Partnership's share of extraordinary
   gains on settlement of debt
   obligations                                 -            -          6,968

NET INCOME (LOSS)                      $  (2,082)   $  (1,604)      $  4,618

Per Limited Partnership Unit:
   Loss before extraordinary items     $  (47.48)   $  (36.59)      $ (54.64)

   Partnership's share of
    extraordinary gains on
    settlement of debt obligations             -           -           150.23

   Net income (loss)                   $  (47.48)   $  (36.59)       $  95.59

The above per Limited Partnership Unit information is based upon the 41,644 Limited Partnership Units outstanding for each year.






                            See accompanying notes.

                            PAINEWEBBER DEVELOPMENT
                              PARTNERS FOUR, LTD.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

               For the years ended March 31, 1995, 1994 and 1993
                                 (In Thousands)

                                   General         Limited
                                   Partners        Partners        Total


Balance at March 31, 1992       $   (2,954)       $  (24,318)    $   (27,272)

Net income                             638             3,980           4,618

BALANCE AT MARCH 31, 1993           (2,316)          (20,338)        (22,654)

Net loss                               (80)           (1,524)         (1,604)

BALANCE AT MARCH 31, 1994           (2,396)          (21,862)        (24,258)

Net loss                              (104)           (1,978)         (2,082)

BALANCE AT MARCH 31, 1995       $   (2,500)       $  (23,840)      $ (26,340)
                            See accompanying notes.

                            PAINEWEBBER DEVELOPMENT
                              PARTNERS FOUR, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                                1995        1994        1993
Cash flows from operating activities:
 Net income (loss)                          $ (2,082)   $ (1,604)    $ 4,618
 Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Co-venturers' share of consolidated
       ventures' losses                            -           -          (2)
    Partnership's share of unconsolidated
     ventures' losses                             35         101       1,032
    Depreciation and amortization              3,053       3,010       3,008
    Amortization of deferred expenses            105         294         121
    Amortization of deferred gain on
     forgiveness of debt                        (343)       (343)       (346)
    Partnership's share of net gain on transfers
      of assets at foreclosure                     -           -        (821)
    Partnership's share of extraordinary gains
      from settlement of debt obligations          -           -      (6,968)
    Changes in assets and liabilities:
      Accounts receivable                          -           -           2
      Accounts receivable - affiliates            28         (30)          4
      Deferred expenses                            -           -        (126)
      Accounts payable and accrued expenses       79        (133)          6
      Accrued interest and fees                  440         397       1,329
      Tenant security deposits                    43          41          18
      Accounts payable - affiliates                -         (14)         10
      Advances from consolidated ventures       (100)         18          38
         Total adjustments                     3,340       3,341      (2,695)
         Net cash provided by operating
          activities                           1,258       1,737       1,923

Cash flows from investing activities:
 Additional investments in joint ventures          -           -         (10)
 Additions to operating investment properties   (425)       (155)       (129)
         Net cash used for investing
          activities                            (425)       (155)       (139)

Cash flows from financing activities:
 Decrease (increase) in restricted cash         (145)         14         323
 Repayment of long-term debt                    (648)     (1,565)     (2,292)
         Net cash used for financing
          activities                            (793)     (1,551)     (1,969)

Net increase (decrease) in cash and cash
 equivalents                                      40          31        (185)
Cash and cash equivalents, beginning of year   1,252       1,221       1,406

Cash and cash equivalents, end of year      $  1,292     $ 1,252     $ 1,221

Cash paid for interest                      $  3,965     $ 3,786     $ 3,589


                             See accompanying notes.

1.  Organization

     PaineWebber Development Partners Four, Ltd. (the ``Partnership'') is a limited partnership organized pursuant to the laws of the State of Texas on June 24, 1985 for the purpose of investing in a diversified portfolio of newly-constructed and to-be-constructed income-producing real properties.
   On September 9, 1986 the Partnership elected to extend the offering period to the public through September 10, 1987 (beyond its original termination date of September 10, 1986) and reduced the maximum offering amount to 42,000 Partnership Units (at $1,000 per Unit) from 100,000 Units. Through the conclusion of the offering period, 41,644 Units were issued representing capital contributions of $41,644,000.

     The Partnership originally invested the net proceeds of the offering, through joint venture partnerships, in six rental apartment properties. As further discussed in Notes 4 and 5, the Partnership's operating properties have encountered major adverse business developments which, to date, have resulted in the loss of three of the original investments to foreclosure.
   As of March 31, 1995, the remaining three joint ventures, which had obtained more favorable financing terms, were generating net cash flow sufficient to satisfy their current debt service requirements. However, as discussed further in Note 7, one of these ventures is in technical default of the terms of its debt agreement.

2.  Summary of Significant Accounting Policies

     The accompanying financial statements include the Partnership's investments in three joint venture partnerships which own operating properties. The joint ventures in which the Partnership has invested are
                                      F-9

   required to maintain their accounting records on a calendar year basis for income tax purposes. As a result, the Partnership records its share of ventures' income or losses based on financial information of the ventures which is three months in arrears to that of the Partnership.

     The Partnership accounts for one of its three remaining investments in joint venture partnerships using the equity method because the Partnership does not have majority voting control. Under the equity method the investment is carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. See Note 5 for a description of the unconsolidated joint venture partnerships. As further discussed in Note 4, the Partnership acquired complete control of 71st Street Housing Partners, Ltd., which owns the Harbour Pointe Apartments, in fiscal 1990. In addition, the Partnership acquired complete control of The Lakes Joint Venture, which owns The Lakes at South Coast Apartments, in fiscal 1992. As a result, the accompanying financial statements present the financial position and results of operations of these joint ventures on a consolidated basis. As discussed above, the joint ventures have December 31 year-ends and operations of the consolidated ventures continue to be reported on a three-month lag. All material transactions between the Partnership and the joint ventures have been eliminated in consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures on the accompanying balance sheets.

     The consolidated joint ventures' operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. Both of the consolidated ventures' operating investment properties were considered to be held for long-term investment purposes as of March 31, 1995 and 1994. Depreciation expense is computed using the straight-line method over estimated useful lives of five-to-thirty years. Interest and taxes incurred during the construction period, along with acquisition fees paid to PaineWebber Properties Incorporated and costs of identifiable improvements, have been capitalized and are included in the cost of the operating investment properties. Maintenance and repairs are charged to expense when incurred.

     The Partnership has reviewed FAS No. 121 ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of'' which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

     The consolidated joint ventures lease apartment units under leases with terms generally of one year or less. Rental income is recorded monthly as earned.

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

     Deferred expenses on the balance sheet at March 31, 1995 and 1994 consist of joint venture modification expense and deferred loan costs. Joint venture modification expense represents a payment by the Partnership to the co-venturer in 71st Street Housing Partners, Ltd. during fiscal 1990, in return for the relinquishment of the general partner's rights to control the operations of the joint venture, and is being amortized on a straight-line basis over the term of the joint venture's mortgage note payable. Deferred loans costs are being amortized using the straight-line method over the term of the related debt. Amortization of deferred loan costs is included in interest expense on the accompanying statements of operations.

     No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. Upon the sale or disposition of the Partnership's investments, the taxable gain or loss incurred will be allocated among the partners. In the case where a taxable gain would be incurred, gain would first be allocated to the General Partners in an amount at least sufficient to eliminate their deficit capital balance. Any remaining gain would then be allocated to the Limited Partners. In certain cases, the Limited Partners could be allocated taxable income in excess of any liquidation proceeds that they may receive. Additionally, in cases where the disposition of an investment involves a foreclosure by, or voluntary conveyance to, the mortgage lender, taxable income could occur without distribution of cash. Income from the sale or disposition of the Partnership's investments would represent passive income to the partners which could be offset by each partner's existing passive losses, including any carryovers from prior years.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

   3.  The Partnership Agreement and Related Party Transactions

     The General Partners of the Partnership are Fourth Development Fund Inc. (the ``Managing General Partner'', a wholly-owned subsidiary of PaineWebber Group Inc. (``PaineWebber') and Properties Associates 1985, L.P. (the ``Associate General Partner'', a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated (``PWPI'', a wholly-owned subsidiary of PaineWebber Incorporated (``PWI'). PWI, a wholly-owned subsidiary of PaineWebber, acted as the selling agent for the Limited Partnership Units. The General Partners, PWPI and PWI will receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments. The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operation of the Partnership's real property investments.

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

     In connection with the acquisition of properties, PWPI was entitled to receive acquisition fees in an amount not greater than 5% of the gross proceeds from the sale of the Partnership units. Total acquisition fees incurred by the Partnership and paid to PWPI aggregated $2,077,000.

     The Partnership recorded as income a total of $5,000, $83,000 and $48,000 of investor servicing fees from certain of its joint ventures for the years ended March 31, 1995, 1994 and 1993, respectively.

     Included in general and administrative expenses for the years ended March 31, 1995, 1994 and 1993 is $84,000, $93,000 and $82,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. (``Mitchell Hutchins') for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $4,000, $2,000 and $3,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995, 1994 and 1993, respectively.

4. Operating Investment Properties

     As of March 31, 1995 and 1994, the Partnership owns majority and controlling interests in two joint venture partnerships which own operating investment properties as described below. As discussed in Note 2, the Partnership's policy is to report the operations of the joint ventures on a three-month lag.

     71st Street Housing Partners, Ltd.

     On December 16, 1985, the Partnership acquired an interest in 71st Street Housing Partners, Ltd., a joint venture formed to develop, own and operate the Harbour Pointe Apartments, a 234-unit two-story garden apartment complex located in Bradenton, Florida. Construction of this complex was completed in January, 1987. The Partnership's co-venture partners are affiliates of The Lieberman Corporation. The Partnership made a capital investment of $2,658,000 (including an acquisition fee of $150,000 paid to PWPI) for a 60% interest in the Joint Venture. The property was acquired subject to a nonrecourse mortgage note in the amount of $9,200,000. On May 1, 1990, the joint venture refinanced its mortgage note under more favorable terms, as further discussed in Note 7. Pursuant to an Amended and Restated Agreement of the Limited Partnership dated August 4, 1989, the general partner interests of the co-venturers were converted to limited partnership interests. The co-venturers received a payment of $125,000 from the Partnership in return for their agreement to relinquish their general partner rights and the property management contract. As a result of the amendment, the Partnership, as the sole general partner, assumed full control of the operations of the property and hired a third-party property manager to manage the day-to-day operations of the apartment complex.

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

     Distributions of cash from a sale or operations of the operating property will be made in the following order of priority: first, to repay accrued interest and principal on optional loans (none outstanding as of March 31, 1995 and 1994); second, to the Partnership until the Partnership has received an amount equal to 250% of all capital contributions theretofore made by the Partnership; and third, any remainder, will be distributed 60% to the Partnership and 40% to the co-venturers. Distributions of cash from a refinancing of the operating property shall be distributed 60% to the Partnership and 40% to the co-venturers.

     The Lakes Joint Venture

     The Lakes Joint Venture ("Venture") was formed May 30, 1985 (inception) in accordance with the provisions of the laws of the State of California for the purpose of developing, owning and operating a 770-unit apartment complex (operating investment property) in Costa Mesa, California. On November 1, 1985 the Partnership acquired a 65% general partnership interest in the joint venture. The Partnership's original co-venture partner was The Lakes Development Company ("Developer"), a California general partnership and an affiliate of Regis Homes Corporation. Construction of the operating investment property was completed in December 1987. The initial aggregate cash investment made by the Partnership for its interest was approximately $16,226,000 (including an acquisition fee of $1,130,000 paid to PWPI). Construction of the property was financed from the proceeds of a nonrecourse $76,000,000 mortgage loan. On September 26, 1991, in conjunction with a refinancing and modification of the Venture's long-term indebtedness, the Developer transferred its interest in the Venture to Development Partners, Inc. ("DPI"), a Delaware corporation and a wholly-owned subsidiary of Paine Webber Group, Inc., and withdrew from the Venture. As a result of the original co-venturer's withdrawal, the Partnership assumed full control over the operations of the Venture. The debt secured by the The Lakes at South Coast Apartments is in technical default as of March 31, 1995 due to the failure of the Venture to satisfy a covenant of the loan agreement. See
   Note 7 for a further discussion.

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

     The following is a summary of combined property operating expenses for Harbour Pointe Apartments and for The Lakes at South Coast Apartments for the years ended December 31, 1994, 1993 and 1992:

                                          1994        1993        1992
                                                   (in thousands)
       Property operating expenses:
          Repairs and maintenance        $   915     $   768     $   776
          Salaries and related expenses      672         635         663
          Utilities                          504         547         541
          Administrative and other         1,062       1,032       1,036
          Management fee                     349         354         350
          Leasing commissions and fees       124         112         126
          Insurance                          118         113         114
                                         $ 3,744     $ 3,561     $ 3,606

5.  Investments in Unconsolidated Joint Ventures

      The Partnership has an investment in one unconsolidated joint venture at March 31, 1995 and 1994. During fiscal 1993, two of the Partnership's joint venture investment properties were transferred to the respective mortgage lenders through foreclosure proceedings. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, these joint ventures report their operations on a calendar year basis.


      The two unconsolidated joint ventures (Quinten's Crossing and Parrot's Landing) that lost their operating properties to foreclosure in fiscal 1993 had been in violation of their mortgage loan agreements for extended periods of time and had incurred significant cash flow deficits. In both of these cases, management determined that the expense of continuing to contest the lenders' foreclosure actions was not in the best interests of the Partnership because the joint venture interests had no current or potential future value without substantial concessions that the lenders were ultimately unwilling or unable to give. The Partnership forfeited its interest in Quinten's Crossing to the mortgage lender on August 27, 1992. This transaction resulted in a net gain to the Partnership of approximately $1,024,000, comprised of an extraordinary gain of approximately $4,089,000 and an ordinary loss of approximately $3,065,000. The Parrot's Landing joint venture had filed for bankruptcy in fiscal 1992 in order to forestall the lender's foreclosure actions. Under generally accepted accounting principles, entities in reorganization under a Chapter 11 bankruptcy proceeding generally recognize interest expense on a nonrecourse debt obligation only to the extent that such interest is paid in cash. This accounting treatment resulted in the non-recognition of contractual interest expense in the amount of approximately $510,000 for calendar 1992. On October 16, 1992, the Partnership and its co-venture partner forfeited their interests in the Parrot's Landing Apartments to the mortgage lender in settlement of the foreclosure litigation. This transaction resulted in a net gain to the Partnership of approximately $6,765,000, comprised of an extraordinary gain of approximately $2,879,000 and an ordinary gain of approximately $3,886,000. The transfer of each joint venture's operating property to the lender was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". As a result, each joint venture's extraordinary gain from settlement of debt obligation arose due to the fact that the balance of the mortgage loan and related accrued interest exceeded the estimated fair market value of each joint venture's operating property and other assets transferred to the lender at the time of the foreclosure. In accordance with SFAS No. 15, an ordinary gain or loss on transfer of assets is calculated as the difference between the net carrying value of each joint venture's net operating investment property and its estimated fair value at the time of the foreclosure.

      Condensed combined financial statements of the unconsolidated joint ventures, for the periods indicated, follow. The operating results reflected in the condensed combined summary of operations for 1992 include the results of the Quinten's Crossing and Parrot's Landing apartment complexes up through the date that the operating properties were transferred to the lenders.

                        CONDENSED COMBINED BALANCE SHEETS
                           December 31, 1994 and 1993
                                     Assets
                                 (in thousands)

                                                      1994             1993

    Current assets                                $      126      $       17
    Operating investment property, net                 4,996           5,082
    Other assets                                         375             447
                                                   $   5,497        $  5,546


                            Liabilities and Partners' Deficit

    Current liabilities                           $      427      $      363
    Loans payable to affiliates                          537             537
    Long-term debt                                     6,900           6,964
    Partnership's share of combined deficit           (2,239)         (2,208)
    Co-venturer's share of combined deficit             (128)           (110)
                                                   $   5,497        $  5,546

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1994, 1993 and 1992
                                 (in thousands)

                                      1994           1993             1992

    Rental revenues               $   1,102         $  1,038        $  3,897
    Interest and other income           109               51             190
                                      1,211            1,089           4,087

    Property operating expenses         636              656           2,273
    Depreciation and amortization       212              282             866
    Interest expense (contractual
      interest of $2,566,000 in 1992)   411              301           2,056
                                      1,259            1,239           5,195
    Net loss from operations            (48)            (150)         (1,108)

    Net loss on transfer of assets
      at foreclosure                      -                -          (1,133)
    Loss before extraordinary gains     (48)            (150)         (2,241)
    Extraordinary gains on
      settlement of debt obligations      -                -           9,323
    Net income (loss)             $     (48)         $  (150)       $  7,082

    Net income (loss):
      Partnership's share of
        income (loss)                $  (31)        $    (97)       $  6,761
      Co-venturers' share of
        income (loss)                   (17)             (53)            321
                                      F-23

                                     $  (48)         $  (150)       $  7,082

                   Reconciliation of Partnership's Investment
                            March 31, 1995 and 1994
                                 (in thousands)

                                                      1995             1994
    Partnership's share of combined deficit
      as shown above at December 31                $  (2,239)      $  (2,208)
    Partnership's share of current liabilities            60              60
    Excess basis due to investment in joint
      venture, net (1)                                    80              84
       Equity in losses of unconsolidated joint
        venture in excess of investment
        and advances at March 31 (2)               $  (2,099)    $    (2,064)

   (1) At March 31, 1995 and 1994, the Partnership's investment exceeds its share of the combined joint venture's deficit account by approximately $80,000 and $84,000, respectively. These amounts, which relate to certain expenses incurred by the Partnership in connection with acquiring its remaining unconsolidated joint venture investment, are being amortized using the straight-line method over the estimated useful life of the related operating investment property.

   (2) Investments in unconsolidated joint venture, at equity at March 31, 1995 and 1994 represents the Partnership's net investment in the Lincoln Garden joint venture partnership. This joint venture is subject to a partnership agreement which determines the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investment in this joint venture is restricted as to distributions.

              Reconciliation of Partnership's Share of Operations
               For the years ended March 31, 1995, 1994 and 1993
                                 (in thousands)

                                                 1995       1994        1993
    Partnership's share of
       operations, as shown above            $   (31)   $    (97)    $ 6,761
    Amortization of excess basis                  (4)         (4)         (4)
    Partnership's share of
       unconsolidated ventures' net
       income (loss)                         $   (35)    $  (101)    $ 6,757

     The Partnership's share of unconsolidated ventures' net income (loss) is presented as follows on the accompanying statement of operations:

                                                 1994       1993        1992
    Partnership's share of
       unconsolidated ventures' losses         $ (35)      $(101)    $(1,032)
    Partnership's share of net gain on
       transfers of assets at foreclosure          -           -         821
    Partnership's share of extraordinary
       gains on settlement of debt obligations     -           -       6,968
    Partnership's share of  unconsolidated
       ventures' net income (loss)            $  (35)      $(101)     $6,757


A description of the property owned by the remaining unconsolidated joint venture and certain other matters are summarized below:

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

     During fiscal 1989, the joint venture ceased to meet the debt service requirements of its mortgage financing and, technically, was in default of the loan agreements. In March 1989, the Partnership refinanced its loan and obtained a lower interest rate which reduced the venture's debt service requirements. Interest rates on the previous financing arrangement ranged from 7.2% to 8.8% per annum. The new financing arrangement bore interest at varying rates ranging from 2.26% to 3.77% and 2.515% to 3.112% during calendar 1994 and 1993, respectively. The venture has remained current on its debt service payments since the date of the refinancing. The mortgage note has a remaining principal balance of $6,900,000 as of December 31, 1994 and is scheduled to mature on May 1, 1997. To improve the credit rating of the outstanding debt and provide a more favorable variable interest rate, in 1993 the lender provided to the joint venture a confirming letter of credit for $7,109,500. The confirming letter of credit requires annual fees equal to 0.3% of the letter of credit amount and expires on June 4, 1996.

     The co-venturer guaranteed to fund negative cash flow, as defined, of the Joint Venture during the guarantee period, which ended September 30, 1988. Operating expenses and debt service, if any, in excess of the amounts available for expenditure were to be funded by the co-venturer during the guarantee period. The co-venturer's obligation to fund cash pursuant to these guarantees was in the form of nonreturnable capital contributions through September 30, 1987, and mandatory additional capital contributions, as defined, through September 30, 1988. From October 1, 1988 until July 2, 1990, the co-venturer was required to make mandatory loans, as defined, to the Joint Venture to the extent operating revenues were insufficient to pay the operating expenses. Thereafter, if operating revenues are insufficient to pay operating expenses, either the co-venturer or the Partnership may make optional loans, as defined, to the Joint Venture, but there is no assurance that any will be made. All mandatory and optional loans bear interest at prime (8.5% at December 31, 1994) plus 1% per annum and are to be repaid from distributable funds, as defined. At December 31, 1994, mandatory and optional loans payable to the co-venturer amounted to $522,000. Unpaid interest on mandatory and optional loans at December 31, 1994, amounted to $284,000. Loans payable to the Partnership at December 31, 1994, amounted to $14,000 and are being accounted for as optional loans similar to those made by the co-venturer.

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



6. Restricted Cash

     In September 1991, The Lakes Joint Venture entered into an agreement with its mortgage lender whereby restricted cash accounts were established for the purpose of making specific disbursements for debt service, property taxes and insurance, security deposit refunds, and funding operating deficits. These accounts are controlled by the bank in which all disbursements and transfers are dictated by the related Reimbursement Agreement (see Note 7). These cash accounts are included in Restricted Cash on the accompanying balance sheet.

7. Long-term debt

   Long-term debt on the Partnership's balance sheet at March 31, 1995 and 1994 consists of the following:

                                                         1995          1994
                                                            (in thousands)
   Nonrecourse mortgage note payable which
   secures Manatee County Housing Finance
   Authority Revenue Refunding Bonds.  The
   mortgage loan is secured by a deed to
   secure debt and a security agreement
   covering the real and personal property
   of the Harbour Pointe Apartments.                 $ 9,125        $ 9,125

   Developer loan payable which secures
   County of Orange, California Tax-Exempt


   Apartment Development Revenue Bonds.  The
   mortgage loan is nonrecourse and is
   secured by a first deed of trust plus all
   future rents and income generated by The
   Lakes at South Coast Apartments.                   75,600         75,600

   Nonrecourse loan payable to bank secured
   by a third deed of trust plus all future
   rents and income generated by The Lakes
   at South Coast Apartments.                          4,584          5,232

   Prior indebtedness principal payable to
   bank.  This obligation is related to The
   Lakes Joint Venture and is nonrecourse.             3,561          3,561
                                                      92,870         93,518

   Less:  Long-term debt in technical
   default (see discussion below)                    (83,745)             -
                                                 $     9,125      $  93,518

   Mortgage loan secured by the Harbour Pointe Apartments

     Original financing for construction of the Harbour Pointe Apartments was provided through $9,200,000 of Multi-Family Housing Mortgage Revenue Bonds, Series 1985 E due December 1, 2007 (the original Bonds) issued by the Manatee County Housing Finance Authority which bore interest at 8.25% plus a 1.25% letter of credit fee. An amount of $75,000 was paid on the original bonds prior to the refinancing. The original bond issue was refinanced on May 1, 1990 with $9,125,000 Weekly Adjustable/Fixed Rate Multi-Family Housing Revenue Refunding Bonds, Series 1990A, due December 1, 2007 (the Bonds).

     The interest rate on the Bonds is adjusted weekly to a minimum rate that would be necessary to remarket the Bonds in a secondary market as determined by a bank remarketing agent. During calendar 1994, the interest rate averaged 3.36% (3.03% in 1993). The Bonds are secured by the Harbour Pointe Apartments.

     Interest on the underlying bonds is intended to be exempt from federal income tax pursuant to Section 103 of the Internal Revenue Code. In connection with obtaining the mortgage, the partnership executed a Land Use Restriction Agreement with the Manatee County Housing Finance Authority which provides, among other things, that substantially all of the proceeds of the Bonds issued be utilized to finance multi-family housing of which 20% or more of the units are to be leased to low and moderate income families as established by the United States Department of Housing and Urban Development. In the event that the underlying Bonds do not maintain their tax-exempt status, whether by a change in law or by noncompliance with the rules and regulations related thereto, repayment of the note may be accelerated.

     Pursuant to the financing agreement, a bank has issued an irrevocable letter of credit to the Bond trustee in the joint venture's name for $9,247,500. An annual fee equal to 1% of the letter of credit balance is payable monthly to the extent of net cash operating income available to pay such fees. Accrued letter of credit fees currently due as of December 31, 1994 were $12,072.


   Debt secured by The Lakes at South Coast Apartments

     Original financing for construction of The Lakes at South Coast Apartments was provided from a developer loan in the amount of $76,000,000 funded by the proceeds of a public offering of tax-exempt apartment development revenue bonds. The Venture had been in default of the developer loan since December 1989 for failure to make full and timely payments on the loan. As a result of the Venture's default, the required semi-annual interest and principal payments due to the bond holders through June of 1991 were made by the bank which had issued an irrevocable letter of credit securing the bonds. Under the terms of the loan agreement, the Venture was responsible for reimbursing the letter of credit issuer for any draws made against the letter of credit which totalled $7,748,000.

     The original bond issue was refinanced during 1991 and the original developer loan was extinguished. The new developer loan (1991 Developer
   Loan), in the amount of $75,600,000, is payable to the County of Orange and was funded by the proceeds of a public offering of tax-exempt apartment development revenues bonds issued, at par, by the County of Orange, California in September 1991. Principal is payable upon maturity, December 1, 2006. Interest on the bonds is variable, with the rate determined weekly by a remarketing agent (ranging from 1.7% to 6.8% during calendar 1994), and is payable in arrears on the first of each month. In November 1992, the Venture entered into an interest rate cap agreement for an amount which covered the $75,600,000 Developer's loan. The cap agreement, which cost the Venture $208,000, provided an interest rate ceiling of 3.49% and was effective from November 30, 1992 to December 15, 1993. The cost of the interest rate cap was amortized on a straight-line basis over the 13-month period covered by the agreement.

     The loan is secured by a first deed of trust plus all future rents and income generated by the operating investment property. Bond principal and interest payments are secured by and payable from an irrevocable letter of credit issued by a bank in the amount of $76,569,000, expiring December 15, 1998. The Venture pays an annual letter of credit fee equal to 1.0% of the outstanding amount, payable 60% monthly with the remaining 40% (Unpaid Accrued Letter of Credit Fees) deferred and paid in accordance with the Reimbursement Agreement (see below). Such Unpaid Accrued Letter of Credit Fees were $999,000 and $693,000 at December 31, 1994 and 1993, respectively. The bank letter of credit is secured by a second deed of trust on the operating investment property and future rents and income from the operating investment property.

     In conjunction with the 1991 Developer Loan, the Venture entered into a Reimbursement Agreement with the letter of credit issuer regarding the unreimbursed letter of credit draws referred to above. The letter of credit issuer agreed to forgive all outstanding accrued interest through September 26, 1991, aggregating $1,132,000, along with a portion of the outstanding principal in the amount of $300,000. In return, the Venture made a principal payment of $926,000, leaving an unpaid balance of $6,523,000 (Prior Indebtedness). Such amount bears interest payable to the letter of credit issuer at the rate of 11% per annum. Interest accrued on the Prior Indebtedness from the date of closing through June 1992 was forgiven by the letter of credit issuer. At the time of the refinancing the Venture also owed the letter of credit issuer of credit fees totalling $2,184,000. The letter of credit issuer agreed to forgive $1,259,000 of such unpaid fees, leaving an unpaid balance of $925,000 (Deferred Prior Letter of Credit
   Fees). The Venture has a limited right to defer payment of interest and principal on the Prior Indebtedness and the Unpaid Accrued Letter of Credit Fees to the extent that the net cash flow from operations is not sufficient after the payment of debt service on the 1991 Developer Loan and the funding of certain required reserves. In addition, upon a sale or other disposition of the operating property, the Reimbursement Agreement allows for the payment to the Venture of an amount of $5,500,000, plus accrued interest at the rate of 8% per annum, prior to the repayment to the letter of credit issuer of the accrued interest on the Prior Indebtedness and the Deferred Prior Letter of Credit Fees.

     The 1991 Developer Loan required the establishment of a $2,000,000 deficit reserve account, funded from the Venturers' 1991 contributions. The loan also requires the funding of an additional reserve account on a monthly basis from available cash flow (as defined) to the extent that the interest rate on the bonds is below 6%, until the balance in this reserve account totals $1,000,000. The requirement for this additional reserve account may be eliminated if the operating property generates a certain minimum level of net operating income. The $2,000,000 deficit reserve account and the additional reserve account funded by operations may be used under certain circumstances to fund the Venture's debt service obligations to the extent that net operating income is insufficient. In the event that such reserves no longer become necessary under the terms of the Reimbursement Agreement, any remaining balances in the reserve accounts are to be paid to the letter of credit issuer to be applied against certain of the Venture's outstanding obligations. In November 1992, the bank and the Venture agreed to release $1,764,000 from the deficit reserve account to pay down the Prior Indebtedness. As of December 31, 1994, the balances in the deficit reserve account and the additional reserve account totalled $150,000 and $1,051,000, respectively, ($150,000 and $1,017,000 in 1993, respectively), and are included in restricted cash on the accompanying balance sheets. The remaining balance in restricted cash relates to operating cash accounts of the Venture in which disbursements are restricted by the bank.

   The 1991 Developer Loan contains several restrictive covenants, including, among others, a requirement that the Venture furnish the letter of credit issuer in September 1994 and September 1996 with certified independent appraisals of the fair market value of the operating investment property for an amount equal to or greater than $92,000,000 and $100,000,000, respectively. Failure to provide such appraisals constitute events of default under the Reimbursement Agreement. To date, the Lakes Joint Venture has not provided the lender with an appraisal which meets the $92,000,000 requirement, and the lender has not waived or modified the minimum appraised value requirement. Accordingly, the Venture is technically in default under the Reimbursement Agreement. The Managing General Partner has had preliminary discussions with the lender regarding possible changes to the 1994 appraisal requirement. Preliminary indications have been that the lender might consider waiving or modifying the minimum appraised value requirement for September 1994 in exchange for a rearrangement of the timing and amounts of certain priorities, as specified in the Reimbursement Agreement. Management does not expect the lender to take any actions as long as progress continues to be made in negotiations for modification to the terms of the Reimbursement Agreement. However, there can be no assurances that the lender will grant any relief in connection with this appraisal covenant and, accordingly, the principal amount of the debt related to The Lakes Joint Venture has been classified as long-term debt in technical default on the balance sheet as of March 31, 1995. These conditions raise substantial doubt about the Venture's and the Partnership's ability to continue as going concerns. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of The Lakes Joint Venture included in the 1995 consolidated financial statements total $67,718,000, $91,578,000, $8,713,000 and
   $10,511,000, respectively.

     In November 1988, a borrowing arrangement with a bank was entered into to provide funds for The Lakes. The Venture obtained a line of credit secured by a third trust deed on the subleasehold interest, buildings and improvements, and rents and income in the amount of $6,300,000. Interest on the line of credit was originally payable monthly at 1-1/2% over the Citibank, N.A. prime rate. However, because of the default status of this obligation during 1990, interest had accrued at a rate of prime plus 4% through September 26, 1991. Accrued interest on the line of credit, which is payable to the same bank which issued the letter of credit in connection with the bonds, totalled $1,841,000 at September 26, 1991. In conjunction with the refinancing of the developer loan described above, the lender agreed to forgive all of the outstanding accrued interest at the date of the refinancing. Interest accrues on the outstanding principal balance at the rate of 11% per annum beginning September 27, 1991. Payment of interest and principal on the line of credit borrowings, prior to a sale or other disposition of the operating property, is limited to the extent of available cash flow after the payment of debt service on the developer loan and the funding of certain required reserves. In addition, as with the Prior Indebtedness principal and interest described above, upon a sale or other disposition of the operating property, the payment of accrued interest on the line of credit borrowings is subordinated to the receipt by the Venture of $5,500,000 plus a simple return thereon of 8% per annum.

     The restructuring of the Prior Indebtedness, the Deferred Letter of Credit Fees and the line of credit borrowings, as described above, have been accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,279,000, has been deferred and is being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. At December 31, 1994 and 1993, $4,087,000 and $4,430,000,
   respectively of such forgiven debt (net of accumulated amortization) has been reflected in the accompanying balance sheet and $343,000, $343,000 and $346,000 for the years ended December 31, 1994, 1993 and 1992, respectively, has been amortized as a reduction of interest expense in the accompanying statements of operations.

8. Contingencies

   The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.










Schedule III - Real Estate and Accumulated Depreciation
                       PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD.
                  SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                           March 31, 1995
                                                           (In Thousands)

                                                                                                                        Life on
                                                                                                                          Which
                                                   Costs                                                              Depreication
                              Initial Cost to   Capitalized                                                              in Latest
                              Consolidated      Subsequent to  Gross Amount at Which Carried at                           Income
                              Joint Venture     Acquisition          End of Year                                         Statement
                                   Buildings &  Buildings &        Buildings &         Accumulated  Date of       Date       is
Description Encumbrances (B) Land  Improvements Improvements  Land Improvements  Total Depreciation Construction Acquired Computed
Apartment
 Complex
Bradenton, FL   $  9,125     $ 1,543  $  8,309    $   321   $ 1,543   $ 8,630   $10,173  $ 2,351        1987     12/16/85 5-30 yrs

Apartment
 Complex
Costa Mesa, CA    83,745      16,647    64,350      3,845    16,647    68,195    84,842   20,035        1987     11/1/85  5-30 yrs
                 $92,870    $ 18,190  $ 72,659    $ 4,166   $18,190   $76,825   $95,015 $ 22,386



Notes
(A) The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes is approximately $84,273.
(B) See Note 7 to the financial statements for a description of the terms of the debt encumbering the property.
(C) Reconciliation of real estate owned:
                                                                        1994             1993              1992

       Balance at beginning of period                                $  94,590          $ 94,435         $ 94,306
       Increase due to additions                                           425               155              129
       Balance at end of period                                      $  95,015          $ 94,590         $ 94,435

(D)    Reconciliation of accumulated depreciation:

       Balance at beginning of period                                $  19,339          $ 16,337        $  13,336
       Depreciation expense                                              3,047             3,002            3,001
       Balance at end of period                                      $  22,386          $ 19,339         $ 16,337
