Form 10-Q
period 1995-06-30
PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD
filed 1995-08-14
CIK 772124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                               OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from           to    .


                     Commission File Number  :  0-17150


                  PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
     (Exact name of registrant as specified in its charter)


              Texas                                      76-0147579
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


265 Franklin Street, Boston, Massachusetts            02110
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   .  No        .

                  PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                          CONSOLIDATED BALANCE SHEETS

                        June 30, 1995 and March 31, 1995
                                  (Unaudited)
                                 (In Thousands)

                                     ASSETS

                                                   June 30         March 31
Operating investment properties:
   Land                                          $  18,190      $  18,190
   Buildings and improvements                       76,825         76,825
                                                    95,015         95,015
   Less accumulated depreciation                   (23,140)       (22,386)
                                                    71,875         72,629

Cash and cash equivalents                            2,538          1,292
Restricted cash                                      2,238          3,045
Accounts receivable - affiliates                        86             11
Prepaid and other assets                                60             67
Deferred expenses, net                                 852            880
                                                 $  77,649      $  77,924

                       LIABILITIES AND PARTNERS' DEFICIT

Long-term debt in technical default              $  83,745      $  83,745
Accounts payable and accrued expenses                  673            390
Accrued interest and fees                            3,444          3,156
Tenant security deposits                               399            441
Minority interest in net assets of
  consolidated ventures                              1,221          1,221
Equity in losses of unconsolidated joint venture
  in excess of investments and advances              2,115          2,099
Deferred gain on forgiveness of debt                 4,001          4,087
Long-term debt                                       9,125          9,125
Total partners' deficit                            (27,074)       (26,340)
                                                 $  77,649      $  77,924


            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
               For the three months ended June 30, 1995 and 1994
                                  (Unaudited)
                                 (In Thousands)

                                                   General       Limited
                                                   Partners      Partners
Balance at March 31, 1994                          $(2,396)      $(21,862)
Net loss                                               (27)          (516)
BALANCE AT JUNE 30, 1994                           $(2,423)      $(22,378)

Balance at March 31, 1995                          $(2,500)      $(23,840)
Net loss                                               (36)          (698)
BALANCE AT JUNE 30, 1995                           $(2,536)      $(24,538)


                            See accompanying notes.


                  PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended June 30, 1995 and 1994
                                  (Unaudited)
                      (In Thousands, except per Unit data)

                                                            1995       1994

REVENUES:
   Rental income                                        $  2,434    $  2,398
   Interest income                                            41          28
   Other income                                              118          98
                                                           2,593       2,524

EXPENSES:
   Property operating expenses                               868         811
   Real estate taxes                                         247         507
   Interest expense                                        1,382         943
   Depreciation and amortization                             756         753
   General and administrative                                 58          49
                                                           3,311       3,063

Operating loss                                              (718)       (539)

Partnership's share of unconsolidated
  venture's loss                                             (16)         (5)

Co-venturers' share of consolidated
  ventures' losses                                             -           1

NET LOSS                                                $   (734)   $   (543)

Net loss per Limited Partnership Unit                     $(16.76)    $(12.39)


The above net loss per Limited Partnership Unit is based upon the 41,644 Limited Partnership Units outstanding for each period.




                            See accompanying notes.


                  PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended June 30, 1995 and 1994
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                (In Thousands)

                                                          1995        1994
Cash flows from operating activities:
   Net loss                                            $   (734)    $   (543)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
    Depreciation and amortization                           756          753
    Amortization of deferred financing costs                 26           72
    Amortization of deferred gain on
     forgiveness of debt                                    (86)         (86)
    Partnership's share of unconsolidated
     venture's loss                                          16            5
    Co-venturers' share of consolidated
     ventures' losses                                         -           (1)
    Changes in assets and liabilities:
      Accounts receivable - affiliates                      (75)         (55)
      Prepaid and other assets                                7           62
      Accounts payable and accrued expenses                 283          841
      Accrued interest and fees                             288           74
      Tenant security deposits                              (42)         (40)
      Advances from consolidated ventures                     -         (100)
          Total adjustments                               1,173        1,525
          Net cash provided by
           operating activities                             439          982

Cash flows from financing activities:
   Release of funds from restricted cash                    807          776
   Repayment of long term debt                                -         (315)
          Net cash provided by
           financing activities                             807          461


Net increase in cash and cash equivalents                 1,246        1,443

Cash and cash equivalents, beginning of period            1,292        1,252

Cash and cash equivalents, end of period               $  2,538      $ 2,695

Cash paid during the period for interest               $  1,154     $    882






                            See accompanying notes.

1. Organization

   The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1995.

   In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Investment in Unconsolidated Joint Venture Partnership

   At June 30, 1995, the Partnership has an investment in one unconsolidated joint venture which owns an operating investment property (Lincoln Garden Apartments), as discussed further in the Annual Report. The unconsolidated joint venture is accounted for by using the equity method because the Partnership does not have a voting control interest in the venture. Under the equity method, the investment is carried at cost adjusted for the Partnership's share of the unconsolidated venture's earnings, losses and distributions. The Partnership's policy is to recognize its share of unconsolidated venture's operations three months in arrears.

   Summarized operations of the unconsolidated joint venture, for the periods indicated, are as follows:

                        CONDENSED SUMMARY OF OPERATIONS
               For the three months ended March 31, 1995 and 1994

                                 (in thousands)

                                               1995       1994

   Rental revenues                              $301       $255
   Interest and other income                      11         35
                                                 312        290

   Property operating expenses                   152        144
   Interest expense                              127        102
   Depreciation and amortization                  56         50
                                                 335        296
   Net loss                                    $ (23)    $   (6)

   Net loss:
     Partnership's share of net loss           $ (15)    $   (4)
     Co-venturer's share of net loss              (8)        (2)
                                               $ (23)    $   (6)

              Reconciliation of Partnership's Share of Operations
               For the three months ended March 31, 1995 and 1994
                                 (in thousands)
                                                 1995       1994

   Partnership's share of
    operations, as shown above               $   (15)    $   (4)
   Amortization of excess basis                   (1)        (1)
   Partnership's share of
    unconsolidated venture's losses          $   (16)    $   (5)


3. Operating Investment Properties

  The Partnership consolidates the results of two majority-owned and controlled joint ventures in its financial statements. The Partnership's policy is to report the operations of the consolidated joint ventures on a three month lag.

  On December 16, 1985, the Partnership acquired an interest in 71st Street Housing Partners, Ltd., a joint venture formed to develop, own and operate the Harbour Pointe Apartments, a 234-unit two-story garden apartment complex located in Bradenton, Florida. Pursuant to an Amended and Restated Agreement of the Limited Partnership dated August 4, 1989, the general partner interests of the co-venturers were converted to limited partnership interests. As a result of the amendment, the Partnership, as the sole general partner, assumed full control of the operations of the property and, accordingly, presents the financial position and the operating results of the joint venture on a consolidated basis.

  The Lakes Joint Venture ("Venture") was formed May 30, 1985 in accordance with the provisions of the laws of the State of California for the purpose of developing, owning and operating The Lakes at South Coast Apartments, a 770-unit apartment complex located in Costa Mesa, California. As discussed further in the Annual Report, on September 26, 1991, in conjunction with a refinancing and modification of the Venture's long-term indebtedness, the original co-venture partner transferred its interest in the Venture to Development Partners, Inc. ("DPI"), a Delaware corporation and a wholly-owned subsidiary of Paine Webber Group, Inc., and withdrew from the Venture. As a result of the original co-venturer's withdrawal, the Partnership assumed full control over the operations of the Venture. Accordingly, the financial position and results of operations of the Venture are presented on a consolidated basis.

  The following is a combined summary of property operating expenses for the Harbour Pointe Apartments and The Lakes at South Coast Apartments for the three months ended March 31, 1995 and 1994 (in thousands):

                                        1995     1994

     Property operating expenses:
       Repairs and maintenance        $   150 $   129
       Utilities                          152      98
       Other operating and
        administrative                    566     584
                                      $   868 $   811


4.Related Party Transactions

  Included in general and administrative expenses for three months ended June 30, 1995 and 1994 is $22,000 and $23,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for the three months ended June 30, 1995 and 1994 is $1,000 and $2,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.



5.Long-term Debt

  Long-term debt on the Partnership's balance sheet at June 30, 1995 and March 31, 1995 consists of the following (in thousands):

                                                    June 30        March 31

   Nonrecourse, variable rate mortgage note
   pay-able which secures Manatee County
   Housing Finance Authority Revenue
   Refunding Bonds.  The mortgage loan is
   secured by a deed to secure debt and a
   security agreement covering the real and
   personal property of the Harbour Pointe
   Apartments.                                     $   9,125       $   9,125

   Developer loan payable which secures
   County of Orange, California Tax-Exempt
   Apartment Development Revenue Bonds.  The
   mortgage loan carries a variable interest
   rate, is nonrecourse and is secured by a
   first deed of trust plus all future rents
   and income generated by The Lakes at
   South Coast Apartments.                            75,600          75,600

   11% nonrecourse loan payable to bank
   secured by a third deed of trust plus all
   future rents and income generated by The
   Lakes at South Coast
    Apartments.                                        4,584           4,584

   Prior indebtedness principal payable to
   bank.  This obligation, which is related
   to The Lakes Joint Venture, bears
   interest at 11% per annum and is
   nonrecourse.                                        3,561           3,561
                                                      92,870          92,870
   Less:  Long-term debt in technical
   default (see discussion below)                    (83,745)        (83,745)
                                                   $   9,125       $   9,125

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

     Interest on the underlying bonds is intended to be exempt from federal income tax pursuant to Section 103 of the Internal Revenue Code. In connection with obtaining the mortgage, the Harbour Pointe joint venture executed a Land Use Restriction Agreement with the Manatee County Housing Finance Authority which provides, among other things, that substantially all of the proceeds of the Bonds issued be utilized to finance multi-family housing of which 20% or more of the units are to be leased to low and moderate income families as established by the United States Department of Housing and Urban Development. In the event that the underlying Bonds do not maintain their tax-exempt status, whether by a change in law or by noncompliance with the rules and regulations related thereto, repayment of the note may be accelerated.

     Pursuant to the financing agreement, a bank has issued an irrevocable letter of credit to the Bond trustee in the joint venture's name for $9,247,500. An annual fee equal to 1% of the letter of credit balance is payable monthly to the extent of net cash operating income available to pay such fees.

   Debt secured by The Lakes at South Coast Apartments

     Original financing for construction of The Lakes at South Coast Apartments was provided from a developer loan in the amount of $76,000,000 funded by the proceeds of a public offering of tax-exempt apartment development revenue bonds. The Venture had been in default of the developer loan since December 1989 for failure to make full and timely payments on the loan. The original bond issue was refinanced during 1991 and the original developer loan was extinguished. The new developer loan (1991 Developer Loan), in the amount of $75,600,000, is payable to the County of Orange and was funded by the proceeds of a public offering of tax-exempt apartment development revenues bonds issued, at par, by the County of Orange, California in September 1991. Principal is payable upon maturity, December 1, 2006. Interest on the bonds is variable, with the rate determined weekly by a remarketing agent and is payable in arrears on the first of each month.

     The loan is secured by a first deed of trust plus all future rents and income generated by the operating investment property. Bond principal and interest payments are secured by and payable from an irrevocable letter of credit issued by a bank in the amount of $76,569,000, expiring December 15, 1998. The Venture pays an annual letter of credit fee equal to 1.0% of the outstanding amount, payable 60% monthly with the remaining 40% (Unpaid Accrued Letter of Credit Fees) deferred and paid in accordance with the Reimbursement Agreement (see the Partnership's Annual Report for a further discussion of the Reimbursement Agreement). Such Unpaid Accrued Letter of Credit Fees were $1,076,000 and $999,000 at March 31, 1995 and December 31, 1994, respectively. The bank letter of credit is secured by a second deed of trust on the operating investment property and future rents and income from the operating investment property.

   The 1991 Developer Loan contains several restrictive covenants, including, among others, a requirement that the Venture furnish the letter of credit issuer in September 1994 and September 1996 with certified independent appraisals of the fair market value of the operating investment property for an amount equal to or greater than $92,000,000 and $100,000,000, respectively. Failure to provide such appraisals constitute events of default under the Reimbursement Agreement. To date, the Lakes Joint Venture has not provided the lender with an appraisal which meets the $92,000,000 requirement, and the lender has not waived or modified the minimum appraised value requirement. Accordingly, the Venture is technically in default under the Reimbursement Agreement. The Managing General Partner has had preliminary discussions with the lender regarding possible changes to the 1994 appraisal requirement. Preliminary indications have been that the lender might consider waiving or modifying the minimum appraised value requirement for September 1994 in exchange for a rearrangement of the timing and amounts of certain priorities, as specified in the Reimbursement Agreement. Management does not expect the lender to take any actions as long as progress continues to be made in negotiations for modification to the terms of the Reimbursement Agreement. However, there can be no assurances that the lender will grant any relief in connection with this appraisal covenant and, accordingly, the principal amount of the debt related to The Lakes Joint Venture has been classified as long-term debt in technical default on the balance sheet as of June 30, 1995 and March 31, 1995. These conditions raise substantial doubt about the Venture's and the Partnership's ability to continue as going concerns. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     The restructuring of the Prior Indebtedness, the Deferred Letter of Credit Fees and the line of credit borrowings in 1991 was accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,279,000, has been deferred and is being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. At March 31, 1995 and December 31, 1994, $4,001,000 and $4,087,000, respectively of such forgiven debt (net of accumulated amortization) is reflected in the accompanying balance sheets.

6. Contingencies

     The Partnership is involved in certain legal actions. The Managing General Partner believes that these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.
 .

                  PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   As discussed in the Annual Report, the operations of the three remaining assets, The Lakes at South Coast Apartments, the Harbour Pointe Apartments and the Lincoln Garden Apartments, have been stabilized as a result of successful debt restructurings, and the properties do not currently require the use of the Partnership's cash reserves to support operations. Nonetheless, the properties would not operate at or above breakeven under conventional financing terms based on the current outstanding principal amounts owed. All three of these properties have been financed with tax-exempt bonds issued by local housing authorities. The interest rates on all three of these restructured debt obligations are now variable rates which are based on comparable rates on similar tax-exempt obligations. Such rates rose during fiscal 1995 along with the general increase in market interest rates, but remained 3 to 4 percent per annum below comparable conventional rates. As previously reported, the debt modification agreement for The Lakes was structured with certain debt service reserves and accrual features intended to help absorb interest rate fluctuations. Although such reserves were drawn down during the first quarter to cover required current debt services, the Lakes Joint Venture still has over $1,000,000 of reserves in place to help cover possible future debt service shortfalls. The Harbour Pointe and Lincoln Garden joint ventures would require advances from the venture partners, principally the Partnership in the case of Harbour Pointe, if future cash flows are insufficient to cover any increases in debt service payments.


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

   Barring a significant further increase in tax-exempt interest rates, excess cash flow from Harbour Pointe should be sufficient to cover the Partnership's
operating expenses over the near term.   Excess cash flow from the Lincoln
Garden joint venture has been minimal and is primarily payable to the co-venturer for the repayment of prior advances. To the extent that the Partnership's operating properties generate excess cash flow after current debt service, a substantial portion of such amounts will be reinvested in the properties to make certain repairs and improvements aimed at maximizing long-term values. At The Lakes, planned capital improvements for fiscal 1996 include upgrading the hallways, elevator landings and lobbies and painting.
Improvements planned at Lincoln Garden for fiscal 1996 include resurfacing the pool deck, replacing the roofs on several buildings, repairing the sidewalks and upgrading the unit interiors on a turnover basis. Management completed an improvement program at Harbour Pointe during the first quarter of calendar 1994 which included exterior painting and the installation of new window awnings. Future improvements at this property are expected to include new pool furniture, additional exterior lighting and the installation of individual water meters in all units. The amount and timing of the funds to be spent on property improvements at all three of the remaining ventures will depend upon the availability of cash flow from the respective property's operations.

    At June 30, 1995, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $2,538,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and the consolidated ventures and, to the extent necessary and economically justified, to fund the Partnership's share of any future operating
deficits of its remaining joint venture investments.   The source of future
liquidity and distributions to the partners is expected to be through proceeds received from the sale, refinancing or other disposition of the remaining investment properties and, to a lesser extent, from cash generated from the operations of such properties.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995

    The Partnership's net loss increased by $191,000 for the three-month period ended June 30, 1995, as compared to the same period in the prior year. This unfavorable change in net loss resulted from increases in the Partnership's operating loss of $179,000 and in the Partnership's share of unconsolidated venture's loss of $11,000. Operating loss increased mainly due to increases in interest expense and property operating expenses. Interest expense increased by $439,000 in the current period due to an increase in the variable interest rates on the mortgage loans secured by The Lakes at South Coast Apartments and the Harbour Pointe Apartments. Property operating expenses increased by $57,000 primarily due to increases in utilities and marketing expenses at The Lakes at South Coast Apartments. The increases in interest expense and property operating expenses were partially offset by a $260,000 decrease in real estate taxes from The Lakes joint venture and an increase in rental income of $36,000, due to small increases in rental income at both of the Partnership's consolidated joint ventures.

    The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden joint venture, increased by approximately $11,000 in the current period mainly due to increases in depreciation expense as a result of fixed asset additions during fiscal 1995, and an increase in interest expense, due to an increase in the variable interest rate on the property's mortgage loan.


                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

    As discussed in the Partnership's annual report on Form 10-K for the year ended March 31, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.
Refer to the description of the claims in the prior year Form 10-K for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.       NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:            NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.



                  PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.


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

Dated:  August 11, 1995