Form 10-Q
period 1995-09-30
PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD
filed 1995-11-13
CIK 772124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                          CONSOLIDATED BALANCE SHEETS

                     September 30, 1995 and March 31, 1995
                                  (Unaudited)
                                 (In Thousands)

                                     ASSETS

                                                 September 30    March 31
Operating investment properties:
   Land                                          $  18,190      $  18,190
   Buildings and improvements                       76,825         76,825
                                                    95,015         95,015
   Less accumulated depreciation                   (23,895)       (22,386)
                                                    71,120         72,629

Cash and cash equivalents                            2,912          1,292
Restricted cash                                      2,095          3,045
Accounts receivable - affiliates                        13             11
Prepaid and other assets                                55             67
Deferred expenses, net                                 825            880
                                                 $  77,020      $  77,924

                       LIABILITIES AND PARTNERS' DEFICIT

Long-term debt in technical default             $   83,745      $  83,745
Accounts payable and accrued expenses                  526            390
Accrued interest and fees                            3,747          3,156
Tenant security deposits                               397            441
Minority interest in net assets of
  consolidated ventures                              1,219          1,221
Equity in losses of unconsolidated joint venture
  in excess of investments and advances              2,143          2,099
Deferred gain on forgiveness of debt                 3,915          4,087
Long-term debt                                       9,125          9,125
Total partners' deficit                            (27,797)       (26,340)
                                                 $  77,020      $  77,924


            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              For the six months ended September 30, 1995 and 1994
                                  (Unaudited)
                                 (In Thousands)

                                                    General       Limited
                                                    Partners      Partners

Balance at March 31, 1994                          $(2,396)      $(21,862)
Net loss                                               (40)          (765)
BALANCE AT SEPTEMBER 30, 1994                      $(2,436)      $(22,627)

Balance at March 31, 1995                          $(2,500)      $(23,840)
Net loss                                               (73)        (1,384)
BALANCE AT SEPTEMBER 30, 1995                      $(2,573)      $(25,224)


                            See accompanying notes.


                  PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and six months ended September 30, 1995 and 1994
                                  (Unaudited)
                      (In Thousands, except per Unit data)

                                 Three Months Ended      Six Months Ended
                                     September 30,          September 30,
                                  1995         1994       1995          1994

REVENUES:
   Rental income                $ 2,410    $  2,357    $  4,844      $4,756
   Interest income                   57          32          98          60
   Other income                     100         120         218         218
                                  2,567       2,509       5,160       5,034

EXPENSES:
   Property operating expenses      882         931       1,750       1,742
   Real estate taxes                247          39         494         547
   Interest expense               1,312         987       2,694       1,930
   Depreciation and amortization    757         752       1,513       1,505
   General and administrative        66          67         124         117
                                  3,264       2,776       6,575       5,841

Operating loss                     (697)       (267)     (1,415)       (807)

Partnership's share of
  unconsolidated
  venture's income (loss)           (28)          4         (44)          -

Co-venturers' share of
  consolidated
  ventures' losses                    2           1           2           2

NET LOSS                         $ (723)   $   (262)    $(1,457)   $   (805)


Net loss per Limited
 Partnership Unit                $(16.47)  $  (5.97)   $  (33.23)   $(18.37)


The above net loss per Limited Partnership Unit is based upon the 41,644 Limited Partnership Units outstanding for each period.








                            See accompanying notes.


                  PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the six months ended September 30, 1995 and 1994
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                (In Thousands)


                                                          1995        1994
Cash flows from operating activities:
   Net loss                                          $   (1,457)    $   (805)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
    Depreciation and amortization                         1,513        1,505
    Amortization of deferred financing costs                 51          147
    Amortization of deferred gain on
     forgiveness of debt                                   (172)        (172)
    Partnership's share of unconsolidated
     venture's loss                                          44            -
    Co-venturers' share of consolidated
     ventures' losses                                        (2)          (2)
    Changes in assets and liabilities:
      Accounts receivable - affiliates                       (2)           4
      Prepaid and other assets                               12           11
      Accounts payable and accrued expenses                 136          102
      Accrued interest and fees                             591          146
      Tenant security deposits                              (44)         (35)
      Advances from consolidated ventures                     -          (97)
          Total adjustments                               2,127        1,609
          Net cash provided by operating
           activities                                       670          804

Cash flows from investing activities:
   Additions to buildings and improvements                    -         (207)
          Net cash used for investing
           activities                                         -         (207)


Cash flows from financing activities:
   Release of funds from restricted cash                    950          963
   Repayment of long term debt                                -         (389)
          Net cash provided by
          financing activities                              950          574

Net increase in cash and cash equivalents                 1,620        1,171

Cash and cash equivalents, beginning of period            1,292        1,252

Cash and cash equivalents, end of period              $   2,912      $ 2,423

Cash paid during the period for interest              $   2,224      $ 1,808









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

2. Investment in Unconsolidated Joint Venture Partnership

   At September 30, 1995, the Partnership has an investment in one unconsolidated joint venture which owns an operating investment property (Lincoln Garden Apartments), as discussed further in the Annual Report. The unconsolidated joint venture is accounted for by using the equity method because the Partnership does not have a voting control interest in the venture. Under the equity method, the investment is carried at cost adjusted for the Partnership's share of the unconsolidated venture's earnings, losses and distributions. The Partnership's policy is to recognize its share of unconsolidated venture's operations three months in arrears.

   Summarized operations of the unconsolidated joint venture, for the periods indicated, are as follows:

                        CONDENSED SUMMARY OF OPERATIONS

           For the three and six months ended June 30, 1995 and 1994
                                 (in thousands)

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                      1995        1994        1995      1994

    Rental revenues                 $  296      $  272    $    597   $  527
    Interest and other income           12          50          23       85
                                       308         322         620      612

    Property operating expenses        158         155         310      298
    Interest expense                   133         106         260      207
   Depreciation and amortization        59          53         115      104
                                       350         314         685      609
    Net income (loss)              $   (42)    $     8   $     (65)  $    3

    Net income (loss):
      Partnership's share of net
       income (loss)               $   (27)    $     5   $     (42)   $    2
      Co-venturer's share of net
       income (loss)                   (15)          3         (23)        1
                                   $   (42)    $     8   $     (65)    $    3


              Reconciliation of Partnership's Share of Operations
           For the three and six months ended June 30, 1995 and 1994
                                 (in thousands)


                                       Three Months Ended      Six Months Ended
                                           June 30,                 June 30,
                                       1995      1994          1995     1994

    Partnership's share of
      operations, as shown above    $   (27)   $    5      $   (42)  $    2
    Amortization of excess basis         (1)       (1)          (2)      (2)
    Partnership's share of
      unconsolidated venture's
        income (loss)               $   (28)  $    4        $  (44)  $    -


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

  The Lakes Joint Venture ("Venture") was formed on May 30, 1985 in accordance with the provisions of the laws of the State of California for the purpose of developing, owning and operating The Lakes at South Coast Apartments, a 770-unit apartment complex located in Costa Mesa, California. As discussed further in the Annual Report, on September 26, 1991, in conjunction with a refinancing and modification of the Venture's long-term indebtedness, the original co-venture partner transferred its interest in the Venture to Development Partners, Inc. ("DPI"), a Delaware corporation and a wholly-owned subsidiary of Paine Webber Group, Inc., and withdrew from the Venture. As a result of the original co-venturer's withdrawal, the Partnership assumed full control over the operations of the Venture. Accordingly, the financial position and results of operations of the Venture are presented on a consolidated basis.

  The following is a combined summary of property operating expenses for the Harbour Pointe Apartments and The Lakes at South Coast Apartments for the three and six months ended June 30, 1995 and 1994 (in thousands):

                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                       1995      1994          1995     1994

      Property operating expenses:
         Repairs and maintenance      $    284 $    213      $    434 $     342
         Utilities                         145      169           297       267
         Other operating and
           administrative                  453      549         1,019     1,133
                                      $    882  $   931       $ 1,750  $  1,742


4.Related Party Transactions

  Included in general and administrative expenses for each of the six months ended September 30, 1995 and 1994 is $42,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for the six months ended September 30, 1995 and 1994 is $3,000 and $2,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5.Long-term Debt

  Long-term debt on the Partnership's balance sheet at September 30, 1995 and March 31, 1995 consists of the following (in thousands):

                                           September 30          March 31

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

     The loan is secured by a first deed of trust plus all future rents and income generated by the operating investment property. Bond principal and interest payments are secured by and payable from an irrevocable letter of credit issued by a bank in the amount of $76,569,000, expiring December 15, 1998. The Venture pays an annual letter of credit fee equal to 1.0% of the outstanding amount, payable 60% monthly with the remaining 40% (Unpaid Accrued Letter of Credit Fees) deferred and paid in accordance with the Reimbursement Agreement (see the Partnership's Annual Report for a further discussion of the Reimbursement Agreement). Such Unpaid Accrued Letter of Credit Fees were $1,152,000 and $999,000 at June 30, 1995 and December 31, 1994, respectively. The bank letter of credit is secured by a second deed of trust on the operating investment property and future rents and income from the operating investment property.

     The 1991 Developer Loan contains several restrictive covenants, including, among others, a requirement that the Venture furnish the letter of credit issuer in September 1994 and September 1996 with certified independent appraisals of the fair market value of the operating investment property for amounts equal to or greater than $92,000,000 and $100,000,000, respectively. Failure to provide such appraisals constitute events of default under the Reimbursement Agreement. To date, the Lakes Joint Venture has not provided the lender with an appraisal which meets the $92,000,000 requirement, and the lender has not waived or modified the minimum appraised value requirement. Accordingly, the Venture is technically in default under the Reimbursement Agreement. The Managing General Partner has had preliminary discussions with the lender regarding possible changes to the 1994 appraisal requirement. Preliminary indications have been that the lender might consider waiving or modifying the minimum appraised value requirement for September 1994 in exchange for a rearrangement of the timing and amounts of certain priorities, as specified in the Reimbursement Agreement. Management does not expect the lender to take any actions as long as progress continues to be made in negotiations for modification to the terms of the Reimbursement Agreement. However, there can be no assurances that the lender will grant any relief in connection with this appraisal covenant and, accordingly, the principal amount of the debt related to The Lakes Joint Venture has been classified as long-term debt in technical default on the balance sheet as of September 30, 1995 and March 31, 1995. These conditions raise substantial doubt about the Venture's and the Partnership's ability to continue as going concerns. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     The restructuring of the Prior Indebtedness, the Deferred Letter of Credit Fees and the line of credit borrowings in 1991 was accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,279,000, has been deferred and is being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. At June 30, 1995 and December 31, 1994, $3,915,000 and $4,087,000, respectively of such forgiven debt (net of accumulated amortization) is reflected in the accompanying balance sheets.

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

                  PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   As discussed in the Annual Report, the operations of the three remaining assets, The Lakes at South Coast Apartments, the Harbour Pointe Apartments and the Lincoln Garden Apartments, have been stabilized as a result of successful debt restructurings, and the properties do not currently require the use of the Partnership's cash reserves to support operations. Nonetheless, the properties would not operate at or above breakeven under conventional financing terms based on the current outstanding principal amounts owed. All three of these properties have been financed with tax-exempt bonds issued by local housing authorities. The interest rates on all three of these restructured debt obligations are now variable rates which are based on comparable rates on similar tax-exempt obligations. Such rates rose during fiscal 1995 along with the general increase in market interest rates, but remained 3 to 4 percent per annum below comparable conventional rates. As previously reported, the debt modification agreement for The Lakes was structured with certain debt service reserves and accrual features intended to help absorb interest rate fluctuations. Although such reserves have been drawn down during the first six months of fiscal 1996 to cover required current debt service, the Lakes Joint Venture still has over $1,000,000 of reserves in place to help cover possible future debt service shortfalls. The Harbour Pointe and Lincoln Garden joint ventures would require advances from the venture partners, principally the Partnership in the case of Harbour Pointe, if future cash flows are insufficient to cover any increases in debt service payments.


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

   In the event that management is successful in negotiating a waiver or modification of the minimum appraised value requirement described above for The Lakes Joint Venture, which represents approximately 49% of the Partnership's original investment portfolio, the Partnership will continue to direct the management of the remaining operating properties in order to generate sufficient cash flow to sustain operations in the near-term while attempting to maximize their long-term values. As discussed above, even under these circumstances, it remains to be seen whether such a strategy would result in the return of any significant amount of invested capital to the Limited Partners. If management cannot reach an agreement with The Lakes' mortgage lender regarding the appraisal covenant, the lender could choose to initiate foreclosure proceedings. The Partnership is prepared to exercise all available legal remedies in the event that the lender takes such actions. If the Partnership were not successful with such legal defenses and the result was a foreclosure of the operating property, the Partnership would have to weigh the costs of continued operations against the realistic hopes for any future recovery of capital from the other two investments. Under such circumstances, the Managing General Partner might determine that it would be in the best interests of the Limited Partners to liquidate the remaining investments and terminate the Partnership. Management will reassess its future operating strategy once the appraisal covenant compliance issue on The Lakes is fully resolved.

   Barring a significant increase in tax-exempt interest rates, excess cash flow from Harbour Pointe should be sufficient to cover the Partnership's
operating expenses over the near term.   Excess cash flow from the Lincoln
Garden joint venture has been minimal and is primarily payable to the co-venturer for the repayment of prior advances. To the extent that the Partnership's operating properties generate excess cash flow after current debt service, a substantial portion of such amounts will be reinvested in the properties to make certain repairs and improvements aimed at maximizing long-term values. At The Lakes, planned capital improvements for fiscal 1996 include upgrading the hallways, elevator landings and lobbies and painting.
Improvements planned at Lincoln Garden for fiscal 1996 include resurfacing the pool deck, replacing the roofs on several buildings, repairing the sidewalks and upgrading the unit interiors on a turnover basis. Future improvements at the Harbour Pointe Apartments are expected to include new pool furniture, additional exterior lighting and the installation of individual water meters in all units. The amount and timing of the funds to be spent on property improvements at all three of the remaining ventures will depend upon the availability of cash flow from the respective property's operations.

    At September 30, 1995, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $2,912,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and the consolidated ventures and, to the extent necessary and economically justified, to fund the Partnership's share of any future operating
deficits of its remaining joint venture investments.   The source of future
liquidity and distributions to the partners is expected to be through proceeds received from the sale, refinancing or other disposition of the remaining investment properties and, to a lesser extent, from cash generated from the operations of such properties.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995

    The Partnership's net loss increased by $461,000 for the three-month period ended September 30, 1995, as compared to the same period in the prior year.
This unfavorable change in net loss resulted primarily from an increase in the Partnership's operating loss of $430,000. Operating loss increased mainly due to increases in interest expense and real estate taxes of the consolidated joint ventures. Interest expense increased by $325,000 in the current period due to an increase in the variable interest rates on the mortgage loans secured by The Lakes at South Coast Apartments and the Harbour Pointe Apartments. Real estate taxes increased by $208,000 primarily due to an over accrual of expense for The Lakes at South Coast Apartments which was reversed in the prior period. A small increase in rental income and a decline in property operating expenses of the consolidated joint ventures partially offset the increases in real estate taxes and interest expense. In addition, the Partnership reported a loss from the operations of the unconsolidated Lincoln Garden joint venture of $24,000, as compared to income of $4,000 for the same period in the prior year. The primary reason for this unfavorable change is an increase in the variable interest rate on the property's mortgage loan.

Six Months Ended September 30, 1995

    The Partnership's net loss increased by $652,000 for the six-month period ended September 30, 1995, as compared to the same period in the prior year.
This unfavorable change in net loss resulted from increases in the Partnership`s operating loss of $608,000 and in the Partnership's share of unconsolidated venture's loss of $44,000. Operating loss increased mainly due to an increase in interest expense of $764,000, attributable to an increase in the variable interest rates on the mortgage loans secured by The Lakes at South Coast Apartments and the Harbour Pointe Apartments. This increase in interest expense was partially offset by an increase in rental income of $88,000, due to small increases in rental income at both of the Partnership's consolidated joint ventures, and a decrease of $53,000 in real estate taxes from The Lakes Joint Venture.

    The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden joint venture, increased by $44,000 for the current six-month period. This increase in the Partnership's share of the venture's net loss is mainly due to an increase in interest expense, as a result of an increase in the variable interest rate on the property's mortgage loan, and an increase in administrative expenses.


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