Form 10-Q
period 1995-12-31
PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD
filed 1996-02-14
CIK 772124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------


                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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

                           CONSOLIDATED BALANCE SHEETS
                December 31, 1995 and March 31, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                 December 31      March 31
Operating investment properties:
   Land                                           $  18,190      $  18,190
   Buildings and improvements                        76,831         76,825
                                                 ----------      ---------
                                                     95,021         95,015
   Less accumulated depreciation                    (24,650)       (22,386)
                                                 ----------      ---------
                                                     70,371         72,629

Cash and cash equivalents                             3,101          1,292
Restricted cash                                       2,256          3,045
Accounts receivable - affiliates                         15             11
Prepaid and other assets                                 74             67
Deferred expenses, net                                  797            880
                                               ------------   ------------
                                                  $  76,614      $  77,924
                                                  =========      =========

                        LIABILITIES AND PARTNERS' DEFICIT

Long-term debt in technical default              $   83,745      $  83,745
Accounts payable and accrued expenses                   436            390
Accrued interest and fees                             4,052          3,156
Tenant security deposits                                430            441
Minority interest in net assets of
   consolidated ventures                              1,217          1,221
Equity in losses of unconsolidated joint venture
  in excess of investments and advances               2,167          2,099
Deferred gain on forgiveness of debt                  3,830          4,087
Long-term debt                                        9,125          9,125
Partners' deficit                                   (28,388)       (26,340)
                                                 ----------     ----------
                                                  $  76,614      $  77,924
                                                  =========      =========

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT For the ninemonths ended December 31, 1995 and 1994 (Unaudited)
                                 (In thousands)

                                                  General        Limited
                                                  Partners       Partners

Balance at March 31, 1994                           $(2,396)      $(21,862)
Net loss                                                (64)        (1,217)
                                                    -------       --------
Balance at December 31, 1994                        $(2,460)      $(23,079)
                                                    =======       ========

Balance at March 31, 1995                           $(2,500)      $(23,840)
Net loss                                               (102)        (1,946)
                                                    -------       --------
Balance at December 31, 1995                        $(2,602)      $(25,786)
                                                    =======       ========

                             See accompanying notes.

                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 1995 and 1994 (Unaudited)
                      (In thousands, except per Unit data)

                                  Three Months Ended       Nine Months Ended
                                       December 31,            December 31,
                                   1995         1994       1995         1994
                                   ----         ----       ----         ----

Revenues:
   Rental income               $  2,445    $  2,409      $7,289      $7,165
   Interest income                   61          41         159         100
   Other income                     109         119         327         337
                                -------    --------      ------      ------
                                  2,615       2,569       7,775       7,602

Expenses:
   Property operating expenses    1,031       1,068       2,781       2,811
   Real estate taxes                 39          31         533         577
   Interest expense               1,301       1,141       3,995       3,070
   Depreciation                     751         746       2,264       2,251
   General and administrative        62          51         186         168
                               -------- -  --------    ---------    --------
                                  3,184       3,037       9,759       8,877
                                -------    --------    --------     -------

Operating loss                     (569)       (468)     (1,984)     (1,275)

Partnership's share of
  unconsolidated
  venture's loss                    (24)        (11)        (68)        (11)

Co-venturers' share of
  consolidated
  ventures' losses                    2           3           4           5
                              --------    ---------    --------     -------

Net loss                      $    (591)   $   (476)    $(2,048)    $(1,281)
                              =========    ========     =======     =======

Net loss per Limited
 Partnership Unit             $(13.50)   $  (10.85)    $(46.73)    $(29.21)
                               =======   =========     =======      ======

The above net loss per Limited Partnership Unit is based upon the 41,644 Limited Partnership Units outstanding for each period.













                             See accompanying notes.

                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
For the nine  months  ended December 31, 1995 and 1994
        Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                         1995         1994
Cash flows from operating activities:
   Net loss                                              $(2,048)    $(1,281)
   Adjustments  to  reconcile  net  loss  to
    net  cash  provided  by  operating
     activities:
     Depreciation                                          2,264        2,251
     Amortization of deferred financing costs                 83          226
     Amortization of deferred gain on forgiveness of debt   (257)        (257)
     Partnership's share of unconsolidated venture's loss     68           11
     Co-venturers' share of consolidated ventures' losses     (4)          (5)
     Changes in assets and liabilities:
      Accounts receivable - affiliates                        (4)         (12)
      Prepaid and other assets                                (7)          (7)
      Accounts payable and accrued expenses                   46          298
      Accrued interest and fees                              896          222
      Tenant security deposits                               (11)           8
      Advances from consolidated ventures                      -         (100)
                                                       ---------    ---------
      Total adjustments                                    3,074        2,635
                                                       ---------    ---------
      Net cash provided by operating activities            1,026        1,354
                                                       ---------    ---------

Cash flows from investing activities:
   Additions to buildings and improvements                    (6)        (206)
                                                      -----------   ----------
      Net cash used for investing activities                  (6)        (206)
                                                      -----------   ----------

Cash flows from financing activities:
   Release of funds from restricted cash                     789          765
   Repayment of long term debt                                 -         (490)
                                                     -----------    ---------
      Net cash provided by financing activities              789          275
                                                     -----------    ---------

Net increase in cash and cash equivalents                  1,809        1,423

Cash and cash equivalents, beginning of period             1,292        1,252
                                                      ----------     --------

Cash and cash equivalents, end of period               $   3,101     $  2,675
                                                       =========     ========

Cash paid during the period for interest               $   3,273     $  2,879
                                                       =========     ========









                             See accompanying notes.

                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
                  Notes to Consolidated Financial Statements
                                   (Unaudited)

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

    Summarized operations of the unconsolidated joint venture, for the periods indicated, are as follows:

                       Condensed Summary of Operations For the three and nine months ended September 30, 1995 and 1994
                                 (in thousands)

                                    Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                       1995        1994        1995     1994

    Rental revenues                 $  279      $  281      $  876    $  808
    Interest and other income           18          17          41       102
                                  --------    --------    --------   -------
                                       297         298         917       910

    Property operating expenses        154         148         464       446
    Interest expense                   119          88         379       321
    Depreciation and amortization       59          78         174       156
                                  --------    --------     -------   -------
                                       332         314       1,017       923
                                   -------     -------      ------   -------
    Net loss                       $   (35)    $   (16)     $ (100)  $   (13)
                                   =======     =======      ======   =======

    Net loss:
      Partnership's share of
       net loss                    $   (23)  $   (10)    $   (65)   $   (8)
      Co-venturer's share of
        net loss                       (12)       (6)        (35)       (5)
                                  --------   --------    --------   --------
                                   $   (35)   $   (16)   $   (100)  $   (13)
                                   =======    =======    ========   =======

             Reconciliation of Partnership's Share of Operations For the three and nine months ended September 30, 1995 and 1994
                                 (in thousands)

                                      Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                        1995      1994         1995     1994

     Partnership's share of
       operations, as shown above    $   (23)  $  (10)     $   (65)  $   (8)
     Amortization of excess basis         (1)      (1)          (3)      (3)
                                     -------   -------     -------   -------
     Partnership's share of
       unconsolidated venture's loss $   (24)  $  (11)     $   (68)   $ (11)
                                     =======   ======      =======    =====

3. Operating Investment Properties

   The Partnership consolidates the results of two majority-owned and controlled joint ventures in its financial statements. The Partnership's policy is to report the operations of the consolidated joint ventures on a three month lag.

   On December 16, 1985, the Partnership acquired an interest in 71st Street Housing Partners, Ltd., a joint venture formed to develop, own and operate the Harbour Pointe Apartments, a 234-unit two-story garden apartment complex located in Bradenton, Florida. Pursuant to an Amended and Restated Agreement of the Limited Partnership dated August 4, 1989, the general partner interests of the co-venturers were converted to limited partnership interests. As a result of the amendment, the Partnership, as the sole general partner, assumed control of the operations of the property and, accordingly, presents the financial position and the operating results of the joint venture on a consolidated basis.

   The Lakes Joint Venture ("Venture") was formed on May 30, 1985 in accordance with the provisions of the laws of the State of California for the purpose of developing, owning and operating The Lakes at South Coast Apartments, a 770-unit apartment complex located in Costa Mesa, California. As discussed further in the Annual Report, on September 26, 1991, in conjunction with a refinancing and modification of the Venture's long-term indebtedness, the original co-venture partner transferred its interest in the Venture to Development Partners, Inc. ("DPI"), a Delaware corporation and a wholly-owned subsidiary of Paine Webber Group, Inc., and withdrew from the Venture. As a result of the original co-venturer's withdrawal, the Partnership assumed control over the operations of the Venture. Accordingly, the financial position and results of operations of the Venture are presented on a consolidated basis.

   The following is a combined summary of property operating expenses for the Harbour Pointe Apartments and The Lakes at South Coast Apartments for the three and nine months ended September 30, 1995 and 1994 (in thousands):

                                       Three Months Ended   Nine  Months Ended
                                         September 30,        September 30,
                                        1995      1994         1995     1994

      Property operating expenses:
        Repairs and maintenance       $  210   $  165      $   644    $   440
        Utilities                        166      165          463        433
        Other operating and
         administrative                  655      738        1,674      1,938
                                      ------   ------       ------     -------
                                      $1,031   $1,068       $2,781     $2,811
                                      ======   ======       ======     ======


4. Related Party Transactions

   Included in general and administrative expenses for the nine months ended December 31, 1995 and 1994 is $61,000 and $64,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for each of the nine months ended December 31, 1995 and 1994 is $3,000, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5. Long-term Debt

   Long-term debt on the Partnership's balance sheet at December 31, 1995 and March 31, 1995 consists of the following (in thousands):

                                                  December 31        March 31

    Nonrecourse,  variable rate mortgage
    note  pay-able  which secures  Manatee
    County Housing Finance  Authority
    Revenue Refunding Bonds. The mortgage loan
    is secured by a deed to secure debt
    and a security  agreement  covering  the
    real and personal property of the
    Harbour Pointe Apartments.                     $   9,125        $   9,125

    Developer loan payable which secures
    County of Orange, California Tax-Exempt
    Apartment  Development  Revenue Bonds.
    The mortgage loan carries a variable
    interest rate, is  nonrecourse  and
    is secured by a first deed of trust plus
    all future rents and income generated
    by The Lakes at South
    Coast Apartments.                                 75,600           75,600

    11%  nonrecourse  loan payable to bank
    secured by a third deed of trust plus
    all future rents and income generated
    by The Lakes at South Coast
    Apartments.                                        4,584            4,584

    Prior   indebtedness   principal
    payable     to    bank.     This
    obligation,  which is related to
    The Lakes Joint  Venture,  bears
    interest  at 11% per  annum  and
    is nonrecourse.                                    3,561            3,561
                                                  ----------       ----------
                                                      92,870           92,870
    Less:    Long-term    debt    in
    technical      default      (see
    discussion below)                                (83,745)         (83,745)
                                                   ---------        ---------
                                                   $   9,125        $   9,125
                                                   =========        =========

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

       The loan is secured by a first deed of trust plus all future rents and income generated by the operating investment property. Bond principal and interest payments are secured by and payable from an irrevocable letter of credit issued by a bank in the amount of $76,569,000, expiring December 15, 1998. The Venture pays an annual letter of credit fee equal to 1.0% of the outstanding amount, payable 60% monthly with the remaining 40% (Unpaid Accrued Letter of Credit Fees) deferred and paid in accordance with the Reimbursement Agreement (see the Partnership's Annual Report for a further discussion of the Reimbursement Agreement). Such Unpaid Accrued Letter of Credit Fees were $1,229,000 and $999,000 at September 30, 1995 and December 31, 1994, respectively. The bank letter of credit is secured by a second deed of trust on the operating investment property and future rents and income from the operating investment property.

       The 1991 Developer Loan contains several restrictive covenants, including, among others, a requirement that the Venture furnish the letter of credit issuer in September 1994 and September 1996 with certified independent appraisals of the fair market value of the operating investment property for amounts equal to or greater than $92,000,000 and $100,000,000, respectively. Failure to provide such appraisals constitute events of default under the Reimbursement Agreement. To date, the Lakes Joint Venture has not provided the lender with an appraisal which meets the $92,000,000 requirement, and the lender has not waived or modified the minimum appraised value requirement. Accordingly, the Venture is technically in default under the Reimbursement Agreement. The Managing General Partner has had preliminary discussions with the lender regarding possible changes to the 1994 appraisal requirement. Preliminary indications have been that the lender might consider waiving or modifying the minimum appraised value requirement for September 1994 in exchange for a rearrangement of the timing and amounts of certain priorities, as specified in the Reimbursement Agreement. Management does not expect the lender to take any actions as long as progress continues to be made in negotiations for modification to the terms of the Reimbursement Agreement. However, there can be no assurances that the lender will grant any relief in connection with this appraisal covenant and, accordingly, the principal amount of the debt related to The Lakes Joint Venture has been classified as long-term debt in technical default on the balance sheets as of December 31, 1995 and March 31, 1995. These conditions raise substantial doubt about the Venture's and the Partnership's ability to continue as going concerns. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

       The restructuring of the Prior Indebtedness, the Deferred Letter of Credit Fees and the line of credit borrowings in 1991 was accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,279,000, has been deferred and is being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. At
    September  30,  1995 and  December  31,  1994,  $3,830,000  and  $4,087,000,
    respectively, of such forgiven debt (net of accumulated amortization) is reflected in the accompanying balance sheets.

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

                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      As discussed in the Annual Report, the operations of the three remaining assets, The Lakes at South Coast Apartments, the Harbour Pointe Apartments and the Lincoln Garden Apartments, have been stabilized as a result of successful debt restructurings, and the properties do not currently require the use of the Partnership's cash reserves to support operations. Nonetheless, the properties would not operate at or above breakeven under conventional financing terms based on the current outstanding principal amounts owed. All three of these properties have been financed with tax-exempt bonds issued by local housing authorities. The interest rates on all three of these restructured debt obligations are now variable rates which are based on comparable rates on similar tax-exempt obligations. Such rates have remained 3 to 4 percent per annum below comparable conventional rates over the past several years. As previously reported, the debt modification agreement for The Lakes was structured with certain debt service reserves and accrual features intended to help absorb interest rate fluctuations. Although such reserves have been drawn down during the first nine months of fiscal 1996 to cover required current debt service, the Lakes Joint Venture still has over $1,000,000 of reserves in place to help cover possible future debt service shortfalls. The Harbour Pointe and Lincoln Garden joint ventures would require advances from the venture partners, principally the Partnership in the case of Harbour Pointe, if future cash flows are insufficient to cover any increases in debt service payments.

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

     Barring a significant  increase in tax-exempt  interest rates,  excess cash flow from Harbour Pointe should be sufficient to cover the Partnership's operating expenses over the near term. Excess cash flow from the Lincoln Garden joint venture has been minimal and is primarily payable to the co-venturer for the repayment of prior advances. To the extent that the Partnership's operating properties generate excess cash flow after current debt service, a substantial portion of such amounts will be reinvested in the properties to make certain repairs and improvements aimed at maximizing long-term values. At The Lakes, planned capital improvements for calendar 1996 include upgrading the hallways, elevator landings and lobbies and painting the building exteriors. Management has reached an agreement with the mortgage lender regarding the release of certain restricted cash amounts to pay for these planned improvements. Improvements planned at Lincoln Garden for 1996 include resurfacing the pool deck, replacing the roofs on several buildings, repairing the sidewalks and upgrading the unit interiors on a turnover basis. Future improvements at the Harbour Pointe Apartments are expected to include new pool furniture, additional exterior lighting, appliance replacement and the installation of individual water meters in all units. The amount and timing of the funds to be spent on property improvements at Lincoln Garden and Harbour Pointe will depend upon the availability of cash flow from the respective property's operations.

      At December 31, 1995, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $3,101,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and the consolidated ventures and, to the extent necessary and economically justified, to fund the Partnership's share of any future operating deficits of its remaining joint venture investments. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the remaining investment properties and from proceeds received from the sale, refinancing or other disposition of such properties.

Results of Operations
Three Months Ended December 31, 1995

      The Partnership's net loss increased by $115,000 for the three-month period ended December 31, 1995, as compared to the same period in the prior year. This unfavorable change in net loss for the third quarter of fiscal 1996 resulted primarily from an increase in the Partnership's operating loss of $101,000. Operating loss increased mainly due to a $160,000 increase in the combined interest expense of the consolidated joint ventures as a result of an increase in the variable interest rates on the respective ventures' mortgage loans. A small increase in rental income and a decline in property operating expenses of the consolidated joint ventures partially offset the increase in interest expense. The Partnership's share of the net loss of the Lincoln Garden joint venture increased slightly due to an increase in the venture's interest expense resulting from a higher variable interest rate on the unconsolidated venture's mortgage loan in the current three-month period.

Nine Months Ended December 31, 1995

      The Partnership's net loss increased by $767,000 for the nine-month period ended December 31, 1995, as compared to the same period in the prior year. This unfavorable change in net loss resulted from increases in the Partnership's operating loss and the Partnership's share of unconsolidated venture's loss of $709,000 and $57,000, respectively. Operating loss increased mainly due to an increase in interest expense of $925,000, attributable to an increase in the variable interest rates on the mortgage loans secured by The Lakes at South Coast Apartments and the Harbour Pointe Apartments. This increase in interest expense was partially offset by an increase in rental income of $124,000, due to increases in rental income at both of the Partnership's consolidated joint ventures, and an increase in interest income of $59,000, attributable largely to an increase in the average outstanding cash balances during the current year.

     The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden joint venture, increased by $57,000 for the current nine-month period. This increase in the Partnership's share of the venture's net loss is mainly due to an increase in interest expense, as a result of an increase in the variable interest rate on the venture's mortgage loan. A decline in other income at the Lincoln Garden joint venture for the current nine-month period was offset by an increase in rental income.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

    In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Development Fund Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Development Partners Four, Ltd., PaineWebber, Fourth Development Fund Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Development Partners Four, Ltd., also allege that following the sale of the partnership interests, PaineWebber, Fourth Development Fund Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Fourth Development Fund, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to investors in PaineWebber Development Partners Four, Ltd. Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Fourth Development Fund, Inc., PA1985 and their affiliates for costs and liabilities in connection with this litigation. Management has had discussions with representatives of PaineWebber and, based on such discussions, the Partnership does not believe that PaineWebber intends to invoke the aforementioned indemnifications in connection with the settlement of this litigation.

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






Dated:  February 13, 1996