Form 10-K405
period 1996-03-31
PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD
filed 1996-07-01
CIK 772124

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED:  MARCH 31, 1996

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     ----.

 State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                      DOCUMENTS INCORPORATED BY REFERENCE
Documents                                               Form  10-K Reference
Prospectus of registrant dated                            Part IV
September 11, 1985, as supplemented

                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
                                1996 FORM 10-K

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
               on Form 8-K                                                IV-1

Signatures                                                                IV-2

Index to Exhibits                                                         IV-3

Financial Statements and Supplementary Data                        F-1 to F-22

                                    PART I

Item 1.  Business

    PaineWebber Development Partners Four, Ltd. (the "Partnership") is a limited partnership formed in June 1985 under the Uniform Limited Partnership Act of the State of Texas to invest either directly or through the acquisition of joint venture interests in a diversified portfolio of newly-constructed and to-be-constructed income-producing properties. On September 9, 1986, the Partnership elected to extend the offering period to the public through September 10, 1987 and reduced the maximum offering amount to 42,000 Partnership Units (at $1,000 per Unit) from 100,000 Units. At the conclusion of the offering period 41,644 Units had been issued representing capital contributions of $41,644,000. Limited Partners will not be required to make any additional capital contributions.

    As of March 31, 1996, the Partnership had investments, through joint ventures and limited partnerships, in three residential apartment complexes referred to below:

Name of Joint Venture
or Limited Partnership                     Date of
Name and Type of Property                  Acquisition      Type of
Location                       Size        of Interest      Ownership (1)
- ----------------------------   ----        -----------      -------------


The Lakes Joint Venture       770 units     11/1/85   Fee  ownership  of  land
The Lakes at South Coast                              and improvements (through
  Apartments                                          joint venture partnership)
Costa Mesa, California

Lincoln Garden Apartments     200 units     11/15/85  Fee  ownership  of  land
  Joint Venture                                       and improvements (through
Lincoln Garden Apartments                             joint venture partnership)
Tucson, Arizona

71st Street Housing Partners, 234 units     12/16/85  Fee ownership of land and
 Ltd.                                                 improvements (through
Harbour Pointe Apartments                             limited partnership)
Bradenton, Florida

(1) See Notes to the financial statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

    The Partnership originally had investments in six operating investment properties. Through March 31, 1996, three of these properties had been forfeited through foreclosure proceedings. During the fourth quarter of fiscal 1991, due to a default by the Quinten's Crossing Joint Venture under the terms of its mortgage loan, the lender was granted, by Court order, the right to foreclose on the venture's operating property. As a result, on April 1, 1991, the Partnership's co-venturer filed an involuntary petition under Chapter 11 of the United States Bankruptcy Code on behalf of the venture. The bankruptcy petition prevented an immediate foreclosure action. However, the venture partners and the lender were unable to reach an agreement on an acceptable modification of the mortgage obligation. Accordingly, on August 27, 1992, the Partnership and its co-venturer forfeited their interests in Quinten's Crossing to the mortgage lender. The Parrot's Landing Joint Venture had stopped making the required debt service payments to the mortgage lender on February 1, 1990. Because of the defaults, the mortgage lender had the right to accelerate payment on the entire balance of the mortgage note. The mortgage lender had given the joint venture formal notice of default and had filed for foreclosure. On October 16, 1992, the Partnership and the co-venturer forfeited their interests in Parrot's Landing to the mortgage holder in settlement of the foreclosure proceedings, after protracted negotiations failed to produce an acceptable loan modification agreement. The Partnership also originally had an investment, through a limited partnership, in the Clipper Cove Apartments, located in Boynton Beach, Florida. On March 5, 1990, the Clipper Cove Apartments, owned by The Landing Apartments, Ltd., was foreclosed on by the mortgage lender. The lender was entitled to foreclose on the property because of the inability of the venture to make the required debt service payments due on the mortgage loan. Negotiations to modify the loan terms and efforts by the Partnership to locate a buyer for the property were unsuccessful. As a result of these transactions, the Partnership no longer owns any interest in these three properties.

 The Partnership's original investment objectives were:

 (1) to preserve and protect the original  capital  invested in the Partnership;
 (2) to achieve long-term capital appreciation through potential appreciation in the values of Partnership properties;
(3) to obtain tax losses during the early years of operations from deductions generated by investments;
(4) to provide annual distributions of cash flow from operations of the Partnership;
(5) to achieve accumulation of equity through reduction of mortgage loans on Partnership properties.

    The Partnership's operating investment properties have been adversely affected by an oversupply of competing rental apartment properties in the markets in which the properties are located. The effects of the resulting competition, combined with high debt service costs and weakened local economies, resulted in the inability of all of the joint ventures to meet their original debt service obligations without contributions from the venture owners. This situation has caused the Partnership to lose its investments in the Clipper Cove Apartments, Quinten's Crossing Apartments and Parrot's Landing Apartments through foreclosure proceedings, as discussed above. These three properties comprised approximately 38% of the Partnership's original investment portfolio. Furthermore, while the three remaining ventures have obtained more favorable financing terms, additional relief from debt service obligations and continued financial support from the venture partners may be required if the properties' operations do not improve. The Managing General Partner, along with the Partnership's co-venture partners, has pursued workout negotiations with the mortgage holders on all of the operating investment properties in efforts to obtain relief from debt service obligations in order to protect the Partnership's invested capital. Despite such efforts, which have been partially successful, the Partnership will be unable to achieve most of its original objectives due to the foreclosure losses of a substantial portion of the original investment portfolio.

    The Managing General Partner's strategy has been, and continues to be, to marshall the Partnership's resources for use in protecting the investment properties with the best long-term financial prospects in order to return as much of the invested capital as possible. The portion of the Partnership's original invested capital which may be returned to the Limited Partners, if any, will depend upon the ultimate selling prices obtained for the three remaining investment properties, which cannot presently be determined. At the present time, all three remaining properties have estimated market values which are below the balances of their outstanding debt obligations. It remains to be seen whether such market values will recover sufficiently over the Partnership's remaining holding period to provide any meaningful cash return to the Limited Partners. The Partnership has generated tax losses since inception. However, the benefits of such losses to investors have been significantly reduced by changes in the federal income tax laws subsequent to the organization of the Partnership. Furthermore, the Partnership's investment properties have not produced sufficient cash flow from operations to provide the Limited Partners with cash distributions to date.

    All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has generally been offset by the lack of significant new construction activity in the multi-family apartment market over this period. As discussed further in Item 7, the pace of new construction activity has picked up somewhat in the local markets in which the Partnership's properties are located over the past year. In addition, throughout fiscal 1996 the California real estate market, where The Lakes at South Coast Apartments is located, continued to be adversely affected by the state of the region's economy, the recovery of which has generally lagged that of the rest of the country.

    The Partnership has no real property investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore presentation of information about industry segments is not applicable.

    The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber").

    The general partners of the Partnership (the "General Partners") are Fourth Development Fund Inc., and Property Associates 1985, L.P. Fourth Development Fund Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber, is the managing general partner of the Partnership. The associate general partner is Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner.

    The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

    As of March 31, 1996, the Partnership owned interests in three operating properties through joint ventures and limited partnerships. These joint ventures and limited partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1996, along with an average for the year, are presented below for each property:

                                          Percent Occupied at
                     ---------------------------------------------------------
                                                                    Fiscal 1996
                     6/30/95       9/30/95      12/31/95   3/31/96    Average
                     -------       -------      --------   -------   --------

The Lakes              92%           95%           97%        96%        95%

Lincoln Garden
 Apartments            95%           92%           91%        91%        92%

Harbour Pointe
 Apartments            94%           95%           94%        97%        95%

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

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

     In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $3.4 million plus punitive damages.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

    The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

    At March 31, 1996 there were 3,090 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for the resale of Units will develop. The Managing General Partner will not redeem or repurchase Units.

Item 6. Selected Financial Data
                        PaineWebber Development Partners Four, Ltd.
               For the years ended March 31, 1996, 1995, 1994, 1993 and 1992
                          (in thousands except for per Unit data)

                                          Years  ended March 31,
                                 1996       1995     1994      1993     1992
                                 ----       ----     ----      ----     ----

Revenues                      $ 10,644  $ 10,275 $ 10,481   $ 10,359   $10,542

Operating loss                $ (2,557) $ (2,047)$ (1,503)  $ (2,141)  $(7,582)

Partnership's share of
 unconsolidated
 ventures' losses             $  (124)  $   (35) $   (101)  $ (1,032)  $(1,788)

Partnership's share of
 gain on transfer of
 assets at foreclosure             -          -         -   $   821          -

Loss before
 extraordinary items          $  (2,613)$ (2,082)$ (1,604)  $(2,350)  $(5,535)

Extraordinary loss                    -        -        -         -   $ (1,338)

Partnership's share of
 extraordinary gains on
 settlement of  debt
 obligations                          -        -        -   $  6,968         -

Net income (loss)            $   (2,613) $ (2,082)$ (1,604) $  4,618  $ (6,873)

Per Limited Partnership Unit:
  Loss before
    extraordinary items      $  (59.60)  $ (47.48)$  (36.59)$ (54.64)$ (126.27)

  Extraordinary loss                 -          -        -        -  $  (30.52)

  Extraordinary gains                -          -        -  $ 150.23         -

  Net income (loss)         $   (59.60) $ (47.48) $ (36.59) $   95.59 $(156.79)

Total assets                $   76,127  $ 77,924  $ 80,500  $ 83,600  $ 86,988

Mortgage loans payable      $   96,614  $ 96,957  $ 97,948  $ 99,856  $102,307

    The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

    The above per Limited Partnership Unit information is based upon the 41,644 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership offered limited partnership interests to the public from September 11, 1985 to September 5, 1987 pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. Gross proceeds of $41,644,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $32,751,000 was originally invested in joint venture interests in six residential apartment properties. The performance of the Partnership's investment properties has been adversely impacted by an oversupply of competing apartment units throughout the country and in the six local markets in which the properties are located. Through March 31, 1996, these conditions have resulted in the loss of three of the properties to foreclosure:
Clipper Cove Apartments in March 1990, Quinten's Crossing Apartments in August 1992 and Parrot's Landing Apartments in October 1992. The foreclosures of these three properties represent a loss of approximately 38% of the Partnership's original investment portfolio.

     The operations of the three remaining assets, The Lakes at South Coast Apartments, the Harbour Pointe Apartments and the Lincoln Garden Apartments, have been stabilized as a result of successful debt restructurings, and the properties do not currently require the use of the Partnership's cash reserves to support operations. Nonetheless, the properties would not operate at or above breakeven under conventional financing terms based on the current outstanding principal amounts owed. All three of these properties have been financed with tax-exempt revenue bonds issued by local housing authorities. The interest rates on all three of these restructured debt obligations are now variable rates which are based on comparable rates on similar tax-exempt obligations. Such rates have remained 3 to 4 percent per annum below comparable conventional rates over the past several years. As previously reported, the debt modification agreement for The Lakes was structured with certain debt service reserves and accrual features intended to help absorb interest rate fluctuations. Although such reserves were drawn down during fiscal 1996 to cover required current debt service, The Lakes Joint Venture still has over $1,200,000 of reserves in place to help cover possible future debt service shortfalls. The Harbour Pointe and Lincoln Garden joint ventures would require advances from the venture partners, principally the Partnership in the case of Harbour Pointe, if future cash flows are insufficient to cover any increases in debt service payments. The Letter of Credit which collateralizes the Lincoln Garden mortgage loan expires on May 1, 1997. Management is currently evaluating its options for renewing this letter of credit. If this letter of credit is not renewed, the mortgage loan would become immediately due and payable and would need to be repaid from the proceeds of a sale or refinancing of the operating investment property. If a sale or refinancing could not be accomplished, the property could be subject to foreclosure by the lender. The outcome of this situation cannot presently be determined.

     Despite a general strengthening in the real estate market for multi-family residential properties over the past four years, based on current cash flows generated from operations, all three of the Partnership's remaining properties have estimated current market values which are below the balances of their outstanding debt obligations. It remains to be seen whether further improvement in market conditions will occur as rapidly or to the extent necessary to enable the Partnership to recover any meaningful portion of its original investment in these three remaining properties. At the present time, the recovery of the local markets in which the Partnership's remaining properties are located is being slowed by, in all cases, new construction of competing apartment properties and, in the case of The Lakes at South Coast Apartments, the state of California's overall economy, the recovery of which has generally lagged that of the rest of the country. The new construction activity in the Bradenton, Florida (Harbour Pointe), Tucson, Arizona (Lincoln Garden) and Costa Mesa, California (The Lakes) markets represents the first substantial additions to the market supply of apartment units in these markets in several years and has forced the Partnership to offer rental concessions at its investment properties in order to maintain occupancy levels. The supply of new apartment units has also restrained rental rate growth at the Partnership's properties over the past year.

     As previously reported, the Reimbursement Agreement which governs the secured debt obligations of The Lakes Joint Venture contains certain restrictive covenants, including, among others, a requirement that the venture provide the lender, in September 1994 and September 1996, with certified independent appraisals of the operating property indicating the value of the property to be equal to or greater than $92 million and $100 million, respectively. Failure to provide such appraisals is defined as an event of default under the Reimbursement Agreement. Based on current cash flow levels and the prevailing market conditions, the value of the property could be expected to be considerably less than $92 million as of March 31, 1996. The Managing General Partner has had preliminary discussions with the lender regarding possible changes to the 1994 appraisal requirement. Management expects to continue such discussions in fiscal 1997, which will address the September 1996 appraisal requirement as well. Preliminary indications have been that the lender might consider waiving or modifying the minimum appraised value requirements in exchange for a rearrangement of the timing and amounts of certain payment priorities, as specified in the Reimbursement Agreement. However, to date the venture has not provided the lender with an appraisal which meets the $92 million requirement, and the lender has not waived or modified the minimum appraised value requirements. In February 1996, the lender issued a formal notice of default to the Joint Venture pursuant to the Reimbursement Agreement. At this time, management does not expect the lender to take any additional actions as long as progress continues to be made in negotiations for modification to the terms of the Reimbursement Agreement. However, there can be no assurances that the lender will grant any relief in connection with these appraisal covenants.

     In the event that management is successful in negotiating a waiver or modification of the minimum appraised value requirements described above for The Lakes Joint Venture, which represents approximately 49% of the Partnership's original investment portfolio, the Partnership will continue to direct the management of the remaining operating properties in order to generate sufficient cash flow to sustain operations in the near-term while attempting to maximize their long-term values. As discussed above, even under these circumstances, it remains to be seen whether such a strategy would result in the return of any significant amount of invested capital to the Limited Partners. If management cannot reach an agreement with The Lakes' mortgage lender regarding the appraisal covenants, the lender could choose to initiate foreclosure proceedings. While the Partnership is prepared to exercise all available legal remedies in the event that the lender takes such actions, if the Partnership were not successful with its legal defenses the result could be a foreclosure of the operating property. If such a foreclosure were to occur within the next 2 years, the Partnership may be unable to recover the net carrying value of the operating investment property, which exceeded its estimated market value by approximately $7.2 million as of December 31, 1995. In the event that the ownership of The Lakes was transferred to the lender as a result of foreclosure actions, the Partnership would have to weigh the costs of continued operations against the realistic hopes for any future recovery of capital from the other two investments. Under such circumstances, the Managing General Partner might determine that it would be in the best interests of the Limited Partners to liquidate the remaining investments and terminate the Partnership. Management will reassess its future operating strategy once the appraisal covenant compliance issue on The Lakes is fully resolved.

     Barring a significant  increase in tax-exempt  interest rates,  excess cash flow from Harbour Pointe should be sufficient to cover the Partnership's operating expenses over the near term. Excess cash flow from the Lincoln Garden joint venture has been minimal and is primarily payable to the co-venturer for the repayment of prior advances. To the extent that the Partnership's operating properties generate excess cash flow after current debt service, a substantial portion of such amounts will be reinvested in the properties to make certain repairs and improvements aimed at maximizing long-term values. At The Lakes, planned capital improvements for calendar 1996 include a continuation of the program to upgrade the hallways, elevator landings, lobbies, carpeting and signage, as well as the painting of the building exteriors. Management has reached an agreement with the mortgage lender regarding the release of certain restricted cash amounts to pay for these planned improvements. Improvements planned at Lincoln Garden for calendar 1996 include resurfacing the pool deck, replacing the roofs on several buildings, repairing the sidewalks and upgrading the unit interiors on a turnover basis. Future improvements at the Harbour Pointe Apartments are expected to include new pool furniture, additional
exterior  lighting  and  appliance   replacement.   During  calendar  1995,  the
installation of individual water meters in all units at Harbour Pointe was completed, which transferred the water usage costs from the joint venture to the tenants. The full twelve-month effect of this reduction in operating expenses should improve the venture's cash flow in calendar 1996. The amount and timing of the funds to be spent on future property improvements at both Lincoln Garden and Harbour Pointe will depend upon the availability of cash flow from the respective property's operations.

     At March 31, 1996, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $1,390,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and the consolidated ventures and, to the extent necessary and economically justified, to fund the Partnership's share of any future operating deficits of its remaining joint venture investments. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the remaining investment properties and from proceeds received from the sale, refinancing or other disposition of such properties.

Results of Operations
1996 Compared to 1995

     The Partnership's net loss increased by $531,000 during fiscal 1996, as compared to the prior year. This unfavorable change in net loss resulted from increases in the Partnership's operating loss and the Partnership's share of unconsolidated venture's loss of $510,000 and $89,000, respectively. Operating loss increased mainly due to an increase in interest expense of $950,000, attributable to an increase in the variable interest rates on the mortgage loans secured by The Lakes at South Coast Apartments and the Harbour Pointe
Apartments. This increase in interest expense was partially offset by an increase in rental income from the consolidated joint ventures of $214,000, an increase in interest income of $74,000, an increase in other income of $81,000 and a decrease in real estate taxes of $71,000. Rental income at Harbour Pointe and The Lakes improved by 3.5% and 2%, respectively, for calendar 1995 as compared to calendar 1994, in both cases mainly due to increases in average rental rates. In addition, the two apartment properties experienced identical improvement in their average occupancy levels from 94% for calendar 1994 to 95% for calendar 1995. Interest income increased primarily due to an increase in the average outstanding balances of the interest-earning restricted cash accounts held by the mortgage lender of The Lakes Joint Venture. Other income increased mainly due to a refund of prior year real estate taxes which was received by The Lakes Joint Venture in the current year, and real estate taxes declined as a result of a reduction in the assessed value of The Lakes.

     The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden joint venture, increased by $89,000 for fiscal 1996. This increase in the Partnership's share of the venture's net loss is mainly due to an increase in interest expense, as a result of an increase in the variable interest rate on the venture's mortgage loan. A decline in other income at the Lincoln Garden joint venture for calendar 1995 was offset by a 4% increase in rental income which resulted from an increase in rental rates. The occupancy level at the Lincoln Garden Apartments averaged 95% for both calendar 1995 and 1994.

1995 Compared to 1994

     The Partnership's net loss increased by $478,000 during fiscal 1995 as compared to the prior year. The primary reasons for this increase in net loss were increases in property operating expenses, an increase in interest expense and a decrease in other income. Property operating expenses increased by $183,000 primarily due to an increase in repairs and maintenance expenses at The Lakes at South Coast Apartments. Repairs and maintenance expenses increased as a result of the start of a major capital improvement and deferred maintenance program at the property, particularly to upgrade common areas, elevator landings and lobbies. Interest expense increased by $87,000 primarily due to an increase in the variable interest rates on the mortgage loans secured by the Partnership's consolidated joint ventures, The Lakes at South Coast Apartments and the Harbour Point Apartments. In addition, the interest cap on The Lakes debt which fixed the interest rate on the mortgage loan at less than 4% per annum expired at the end of calendar 1993. Other income decreased by $313,000 primarily due to the receipt of real estate tax refunds by The Lakes Joint Venture during the prior year. Rental revenues at the two consolidated investment properties for calendar 1994 were fairly flat compared to the prior year, which reflected the competitive local market conditions facing The Lakes and Harbour Pointe Apartments. At The Lakes, a combination of a still depressed Southern California economy and some newly constructed competing projects forced management to offer substantial concessions to maintain average occupancy levels in the mid-90% range. At Harbour Pointe, rental rate increases implemented in calendar 1993 had pushed rents at the property to the top of its local market. Competition from some newly constructed projects during calendar 1994 made it impossible to continue the pace of these rental rate increases.

     The increases in property operating expenses and interest expense and the decrease in other income were partially offset by an increase of $64,000 in interest income earned on short-term investments and a decrease of $66,000 in the Partnership's share of the unconsolidated venture's loss. The increase in interest income earned on short term investments was a result of a steady increase in interest rates earned on such investments throughout the year. The decrease in the Partnership's share of the unconsolidated venture's loss, which represented the operating results of the Lincoln Garden joint venture, was mainly the result of an increase in rental rates at the Lincoln Garden Apartments. Although average property occupancy levels fell slightly from the high to low 90% range during the middle two quarters of calendar 1994, rental rates increased by approximately 6% over the prior year.


1994 Compared to 1993

     The Partnership had a net loss of approximately $1,604,000 for the year ended March 31, 1994 as compared to net income of approximately $4,618,000 in the prior year. The primary reason for this significant change in reported net operating results was the impact of the foreclosures of the Quinten's Crossing and Parrot's Landing properties during fiscal year 1993. The effects of the foreclosures were partially offset by the continued improvement in the net operating results of The Lakes Joint Venture, as discussed further below. During fiscal 1993, the foreclosures of the Quinten's Crossing Apartments and Parrot's Landing Apartments generated extraordinary gains on settlement of debt obligations of approximately $9,322,000. The Partnership's share of such gains was approximately $6,969,000. The transfers of Quinten Crossing's and Parrot's Landing to the lenders through foreclosure proceedings were accounted for as troubled debt restructurings in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The extraordinary gains arose due to the fact that the balance of the mortgage loans and related accrued interest exceeded the estimated fair value of the respective joint ventures' investment properties and certain other assets transferred to the lenders at the time of the foreclosure. The Partnership also recognized a net gain during fiscal 1993 on the transfers of assets at foreclosure in the amount of approximately $821,000. In accordance with SFAS No. 15, a gain or loss on transfer of assets was calculated as the difference between the net carrying value of the operating investment property and its fair value at the time of foreclosure. Quinten's Crossing had a loss on transfer of assets of approximately $4,897,000, of which approximately $3,065,000 was allocated to the Partnership. Parrot's Landing had a gain on transfer of assets of approximately $3,764,000 of which approximately $3,886,000 was allocated to the Partnership. The Partnership's share of the Parrot's Landing ordinary gain was greater than the gain recognized by the joint venture due to the method of allocating the gain as called for in the joint venture agreement.

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

     The Partnership's share of unconsolidated ventures' losses decreased by approximately $931,000 during fiscal 1994 as compared to the prior year. The Partnership's share of unconsolidated ventures' losses for fiscal 1993 included the operating losses of the Quinten's Crossing and Parrot's Landing properties prior to their foreclosures during fiscal 1993. The operating loss of the Partnership's remaining unconsolidated venture, the Lincoln Garden Apartments, decreased by approximately $50,000 as a result of an increase in rental income and a decrease in interest expense on the venture's variable rate mortgage. Rental income at Lincoln Garden increased by approximately 9%, almost entirely due to an increase in rental rates. Property occupancy remained stable, in the low 90% range, throughout both calendar 1992 and 1993.

Inflation

     The Partnership commenced operations in 1985 and completed its tenth full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Partnership

     The General Partners of the Partnership are Fourth Development Fund Inc. (the "Managing General Partner"), a Texas corporation, which is a wholly-owned subsidiary of PaineWebber, and Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are officers and employees of the Managing General Partner.

     (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date elected
  Name                        Office                          Age  to Office

Lawrence Cohen      President and Chief Executive Officer     42     5/1/91
Albert Pratt        Director                                  85     6/24/85 *
J. Richard Sipes    Director                                  49     6/9/94
Walter V. Arnold    Senior Vice President and Chief Financial
                      Officer                                 48     10/29/85
James A. Snyder     Senior Vice President                     50     7/6/92
John B. Watts III   Senior Vice President                     43     6/6/88
David F. Brooks     First Vice President and
                      Assistant Treasurer                     53     6/24/85 *
Timothy J. Medlock  Vice President and Treasurer              35     6/1/88
Thomas W. Boland    Vice President                            33     12/1/91

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

     John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of PWPI which he joined in June 1988. Mr. Watts has had over 17 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

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

     Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

     The Partnership recorded as income a total of $5,000 of investor servicing fees from certain of its joint ventures for the year ended March 31, 1996 in accordance with the terms of the joint venture agreements.

     An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1996 is $82,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $3,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the Adviser.

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

    (b) No reports on Form 8-K were filed during the last quarter of fiscal 1996.

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


Dated:  June 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Albert Pratt                   Date: June 28, 1996
   -------------------                      -------------
   Albert Pratt
   Director



By:/s/ J. Richard Sipes               Date: June 28, 1996
   --------------------                     -------------
   J. Richard Sipes
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                            INDEX TO EXHIBITS

                                                    Page Number in the Report
Exhibit No.  Description of Document                Or Other Reference
- -----------  ------------------------               -------------------------

(3) and (4)   Prospectus of the Partnership          Filed with the Commission
              dated September 11, 1985, as           pursuant to Rule 424(c)
              supplemented, with particular          and incorporated
              reference to the Restated              herein by reference.
              Certificate and Agreement of
              Limited Partnership


(10)          Material contracts previously          Filed with the Commission
              filed as exhibits to registration      pursuant to Section 13 or
              statements and amendments thereto      15(d) of the Securities
              of the registrant together with all    Act of 1934 and
              such contracts filed as exhibits of    incorported herein
              previously filed Forms 8-K and         by reference.
              Forms 10-K are hereby incorporated
              herein by reference.


(13)          Annual Report to Limited Partners      No Annual  Report for the
                                                     fiscal year 1996  has been
                                                     sent  to the Limited
                                                     Partners. An Annual Report
                                                     will be  sent to the
                                                     Limited Partners
                                                     subsequent to this filing.


(22)          List of subsidiaries                   Included  in  Item  I  of
                                                     Part I of this Report
                                                     Page   I-1,   to which
                                                     reference  is hereby made.

(27)          Financial Data Schedule                Filed  as the  last  page
                                                     of EDGAR submission
                                                     following the Financial
                                                     Statements  and Financial
                                                     Statement Schedule required
                                                     by Item 14.

                          ANNUAL REPORT ON FORM 10-K
                     Item 14(a)(1) and (2) and Item 14(d)

                           PAINEWEBBER DEVELOPMENT
                             PARTNERS FOUR, LTD.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                      Reference
PaineWebber Development Partners Four, Ltd.:

    Reports of independent auditors                                       F-2

    Consolidated balance sheets as of March 31, 1996 and 1995             F-4

    Consolidated  statements of operations for the years ended
      March 31, 1996, 1995 and 1994                                       F-5

    Consolidated  statements  of changes in  partners'  deficit
      for the years ended March 31, 1996, 1995 and 1994                   F-6

    Consolidated  statements of cash flows for the years ended
       March 31, 1996, 1995 and 1994                                      F-7

    Notes to consolidated financial statements                            F-8

    Schedule III - Real Estate and Accumulated Depreciation              F-22


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

                        REPORT OF INDEPENDENT AUDITORS




The Partners
PaineWebber Development Partners Four, Ltd.:

   We have audited the accompanying consolidated balance sheets of PaineWebber Development Partners Four, Ltd. as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of 71st Street Housing Partners, Ltd., which statements reflect 10% of the Partnership's consolidated total assets as of March 31, 1996 and 1995, and 0%, 1% and 1% of the Partnership's consolidated net loss for the years ended March 31, 1996, 1995 and 1994, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for 71st Street Housing Partners, Ltd., is based solely on the reports of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Development Partners Four, Ltd. at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 7 to the financial statements, the ability of The Lakes Joint Venture (a consolidated joint venture investee) to continue as a going concern is dependent upon future events, including the waiver or modification of a restrictive covenant on its existing non-recourse debt requiring The Lakes to provide, by September 1994, a certified independent appraisal of The Lakes'
operating   investment   property  for  an  amount  equal  to  or  greater  than
$92,000,000. The joint venture is in default under the loan agreement. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans as to these matters are also described in
Note 7 and include negotiating with the lender regarding a possible waiver or modification of this appraisal requirement. However, there are no assurances that the lender will grant any relief. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                       /s/ Ernst & Young
                                       ERNST & YOUNG LLP




Boston, Massachusetts
June 19, 1996

                          Reznick Fedder & Silverman
                         Certified Public Accountants
                     217 East Redwood Street, Suite 1900
                             Baltimore, MD 21202

                         INDEPENDENT AUDITORS' REPORT



To the Partners
71st Street Housing Partners, Ltd.

    We have audited the accompanying balance sheets of 71st Street Housing Partners, Ltd. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 71st Street Housing
Partners, Ltd. as of December 31, 1995 and 1994, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                        /s/ Reznick Fedder & Silverman
                          Reznick Fedder & Silverman









Baltimore, Maryland
January 12, 1996

                           PAINEWEBBER DEVELOPMENT
                             PARTNERS FOUR, LTD.

                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1996 and 1995
                   (In thousands, except for per Unit data)

                                    ASSETS

                                                      1996           1995
                                                      ----           ----
Operating investment properties:
   Land                                           $  18,190      $  18,190
   Buildings and improvements                        76,995         76,825
                                                  ---------      ---------
                                                     95,185         95,015
   Less accumulated depreciation                    (25,465)       (22,386)
                                                  ---------      ---------
                                                     69,720         72,629

Cash and cash equivalents                             1,390          1,292
Restricted cash                                       4,164          3,045
Accounts receivable - affiliates                         16             11
Prepaid and other assets                                 68             67
Deferred expenses, net of accumulated
  amortization of $682 ($571 in 1995)                   769            880
                                                 ----------     ----------
                                                  $  76,127      $  77,924
                                                  =========      =========

                      LIABILITIES AND PARTNERS' DEFICIT

Long-term debt in default                         $  87,489      $  87,832
Accounts payable and accrued expenses                   355            390
Accrued interest and fees                             4,258          3,156
Tenant security deposits                                477            441
Equity in losses of unconsolidated joint venture
  in excess of investments and advances               2,223          2,099
Long-term debt                                        9,125          9,125
                                                 ----------     ----------
      Total liabilities                             103,927        103,043

Co-venturers' share of net assets of
  consolidated ventures                               1,153          1,221

Partners' deficit:
   General Partners:
    Capital contributions                                 1              1
    Cumulative net loss                              (2,632)        (2,501)

   Limited Partners ($1,000 per unit;
     41,644 Units issued):
    Capital contributions, net of offering costs     36,641         36,641
    Cumulative net loss                             (62,963)       (60,481)
                                                 ----------     ----------
      Total partners' deficit                       (28,953)       (26,340)
                                                 ----------     -----------
                                                 $   76,127     $   77,924
                                                 ==========     ==========




                           See accompanying notes.

                           PAINEWEBBER DEVELOPMENT
                               PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            For the years ended March
                             31, 1996, 1995 and 1994
                    (In thousands, except for per Unit data)

                                                1996        1995        1994
                                                ----        ----        ----
Revenues:
   Rental income                           $   10,108  $    9,894   $   9,851
   Interest income                                237         163          99
   Other income                                   299         218         531
                                           ----------  ----------   ---------
                                               10,644      10,275      10,481
Expenses:
   Interest expense and related
     financing fees                             5,157       4,207       4,120
   Property operating expenses                  3,735       3,744       3,561
   Depreciation and amortization                3,087       3,053       3,010
   Real estate taxes                              962       1,033       1,007
   General and administrative                     260          285        286
                                           ----------  ----------   ---------
                                               13,201      12,322      11,984
                                           ----------  ----------   ---------
Operating loss                                 (2,557)     (2,047)     (1,503)

Co-venturers' share of consolidated
    ventures' losses                               68           -           -

Partnership's share of unconsolidated
    venture's losses                             (124)         (35)      (101)
                                           ----------  ----------   ---------

Net loss                                    $  (2,613)  $  (2,082)  $  (1,604)
                                            =========   =========   ==========

Net loss per Limited Partnership Unit       $  (59.60)  $  (47.48)  $  (36.59)
                                            =========   =========   ==========

The above net loss per Limited Partnership Unit is based upon the 41,644 Limited Partnership Units outstanding for each year.



















                           See accompanying notes.

                           PAINEWEBBER DEVELOPMENT
                             PARTNERS FOUR, LTD.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                For the years ended March 31, 1996, 1995 and 1994
                                 (In thousands)

                                    General         Limited
                                    Partners        Partners          Total


Balance at March 31, 1993        $  (2,316)       $  (20,338)      $  (22,654)

Net loss                               (80)           (1,524)          (1,604)
                                ----------        ----------       ----------

Balance at March 31, 1994           (2,396)          (21,862)         (24,258)

Net loss                              (104)           (1,978)          (2,082)
                                ----------        ----------       ----------

Balance at March 31, 1995           (2,500)          (23,840)         (26,340)

Net loss                              (131)           (2,482)          (2,613)
                                ----------        ----------       ----------

Balance at March 31, 1996        $  (2,631)       $  (26,322)      $  (28,953)
                                 =========        ==========       ==========






























                           See accompanying notes.

                           PAINEWEBBER DEVELOPMENT
                             PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended March 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1996        1995        1994
                                                ----        ----        ----
Cash flows from operating activities:
  Net loss                                  $  (2,613)  $  (2,082)  $  (1,604)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Co-venturers' share of consolidated
       ventures' losses                          (68)           -          -
     Partnership's share of unconsolidated
       venture's losses                           124          35         101
     Depreciation and amortization              3,087       3,053       3,010
     Amortization of deferred financing costs     103         105         294
     Amortization of deferred gain on
       forgiveness of debt                      (343)       (343)        (343)
     Changes in assets and liabilities:
      Accounts receivable - affiliates             (5)         28         (30)
      Prepaid and other assets                     (1)          -           -
      Accounts payable and accrued expenses       (35)         79        (133)
      Accrued interest and fees                 1,102         440         397
      Tenant security deposits                     36          43          41
      Accounts payable - affiliates                 -           -         (14)
      Advances from consolidated ventures           -       (100)          18
                                             --------     ------      -------
         Total adjustments                      4,000      3,340        3,341
                                             --------     ------      -------
         Net cash provided by operating
          activitie                             1,387      1,258        1,737

Cash flows from investing activities:
  Additions to buildings and improvements        (170)      (425)       (155)
                                             --------     ------      -------
         Net cash used in investing
           activities                            (170)      (425)       (155)

Cash flows from financing activities:
  Decrease (increase) in restricted cash       (1,119)      (145)         14
  Repayment of long-term debt                       -       (648)     (1,565)
                                             --------     ------      -------
         Net cash used in financing
          activities                          (1,119)      (793)      (1,551)
                                             --------     ------      -------

Net increase in cash and cash equivalents          98          40          31

Cash and cash equivalents, beginning of year    1,292       1,252       1,221
                                            ---------   ---------    --------

Cash and cash equivalents, end of year       $  1,390    $  1,292     $ 1,252
                                             ========    ========     =======

Cash paid for interest                       $  4,239    $  3,965     $ 3,786
                                             ========    ========     =======









                             See accompanying notes.

                                  PAINEWEBBER DEVELOPMENT
                                    PARTNERS FOUR, LTD.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

       PaineWebber Development Partners Four, Ltd. (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Texas on June 24, 1985 for the purpose of investing in a diversified portfolio of newly-constructed and to-be-constructed income-producing real properties. On September 9, 1986 the Partnership elected to extend the offering period to the public through September 10, 1987 (beyond its original termination date of September 10, 1986) and reduce the maximum offering amount to 42,000 Partnership Units (at $1,000 per Unit) from 100,000 Units. Through the conclusion of the offering period, 41,644 Units were issued representing capital contributions of $41,644,000.

       The Partnership originally invested the net proceeds of the offering, through joint venture partnerships, in six rental apartment properties. As further discussed in Notes 4 and 5, the Partnership's operating properties have encountered major adverse business developments which, to date, have resulted in the loss of three of the original investments to foreclosure. As of March 31, 1996, the remaining three joint ventures, which had obtained more favorable financing terms, were generating net cash flow sufficient to satisfy their current debt service requirements. However, as discussed further in Note 7, one of these ventures is in default of the terms of its debt agreement.

2.  Summary of Significant Accounting Policies

       The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended March 31, 1996. Actual results could differ from the estimates and assumptions used.

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

       The Partnership accounts for one of its three remaining investments in joint venture partnerships using the equity method because the Partnership does not have majority voting control. Under the equity method the investment is carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. See Note 5 for a description of the unconsolidated joint venture partnership. As further discussed in Note 4, the Partnership acquired control of 71st Street Housing Partners, Ltd., which owns the Harbour Pointe Apartments, in fiscal 1990. In addition, the Partnership acquired control of The Lakes Joint Venture, which owns The Lakes at South Coast Apartments, in fiscal 1992. As a result, the accompanying financial statements present the financial position and results of operations of these joint ventures on a consolidated basis. As discussed above, the joint ventures have December 31 year-ends and operations of the consolidated ventures continue to be reported on a three-month lag. All material transactions between the Partnership and the joint ventures have been eliminated in consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures.

       The consolidated joint ventures' operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. Both of the consolidated ventures' operating investment properties were considered to be held for long-term investment purposes as of March 31, 1996 and 1995. Depreciation expense is computed using the straight-line method over estimated useful lives of five-to-thirty years. Interest and taxes incurred during the construction period, along with acquisition fees paid to PaineWebber Properties Incorporated and costs of identifiable improvements, have been capitalized and are included in the cost of the operating investment properties. Maintenance and repairs are charged to expense when incurred.

       In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Statement 121 is effective for financial statements for years beginning after December 15, 1995. The Partnership will adopt Statement 121 in fiscal 1997 and, based on current circumstances, does not believe the adoption will have a material effect on results of operations or financial position. However, see Note 7 for a discussion of the risks and uncertainties related to the Partnership's investment in The Lakes Joint Venture.

       The consolidated joint ventures lease apartment units under leases with terms generally of one year or less. Rental income is recorded monthly as earned.

       For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

       Deferred expenses on the balance sheet at March 31, 1996 and 1995 consist of joint venture modification expense and deferred loan costs. Joint venture modification expense represents a payment by the Partnership to the co-venturer in 71st Street Housing Partners, Ltd. during fiscal 1990, in return for the relinquishment of the general partner's rights to control the operations of the joint venture, and is being amortized on a straight-line basis over the term of the joint venture's mortgage note payable. Deferred loans costs are being amortized using the straight-line method over the term of the related debt. Amortization of deferred loan costs is included in interest expense on the accompanying statements of operations.

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

       The cash and cash equivalents, restricted cash, receivables, accounts payable, accrued expenses, tenant security deposits and long-term debt appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." With the exception of long-term debt, the carrying amount of these assets and liabilities approximates their fair value due to the short-term maturities of these instruments. The fair value of the non-recourse long-term debt is estimated using the estimated market values of the real estate collateral because such values are below the principal balances of the debt obligations.


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

       The Partnership recorded investor servicing fee income of $5,000, $5,000 and $83,000 for the years ended March 31, 1996, 1995, 1994, respectively.

       Included in general and administrative expenses for the years ended March 31, 1996, 1995 and 1994 is $82,000, $84,000 and $93,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

       The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $3,000, $4,000 and $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996, 1995 and 1994, respectively.

4.  Operating Investment Properties

       As of March 31, 1996 and 1995, the Partnership owns majority and controlling interests in two joint venture partnerships which own operating investment properties as described below. As discussed in Note 2, the Partnership's policy is to report the operations of the joint ventures on a three-month lag.

       71st Street Housing Partners, Ltd.

       On December 16, 1985, the Partnership acquired an interest in 71st Street Housing Partners, Ltd., a joint venture formed to develop, own and operate the Harbour Pointe Apartments, a 234-unit two-story garden apartment complex located in Bradenton, Florida. Construction of this complex was completed in January, 1987. The Partnership's co-venture partners are affiliates of The Lieberman Corporation. The Partnership made a capital investment of $2,658,000 (including an acquisition fee of $150,000 paid to PWPI) for a 60% interest in the Joint Venture. The property was acquired subject to a nonrecourse mortgage note in the amount of $9,200,000. On May 1, 1990, the joint venture refinanced its mortgage note under more favorable terms, as further discussed in Note 7. Pursuant to an Amended and Restated Agreement of the Limited Partnership dated August 4, 1989, the general partner interests of the co-venturers were converted to limited partnership interests. The co-venturers received a payment of $125,000 from the Partnership in return for their agreement to relinquish their general partner rights and the property management contract. As a result of the amendment, the Partnership, as the sole general partner, assumed control of the operations of the property and hired a third-party property manager to manage the day-to-day operations of the apartment complex.

       Per the terms of the amended joint venture agreement, income is allocated to the Partnership until such time as the Partnership's capital account balance equals 250% of all capital contributions theretofore made by the Partnership. Thereafter, income is allocated 60% to the Partnership and 40% to the co-venturers. Net losses are generally allocated 95% to the Partnership and 5% to the co-venturers, except that if one partner has a deficit balance and the other a credit balance in their capital accounts, net losses are allocated to the partner with the credit balance.

       Allocations of gains and losses from capital transactions will be allocated according to the formulas provided in the joint venture agreement.

       Distributions of cash from a sale or operations of the operating property will be made in the following order of priority: first, to repay accrued interest and principal on optional loans (none outstanding as of March 31, 1996 and 1995); second, to the Partnership until the Partnership has received an amount equal to 250% of all capital contributions theretofore made by the Partnership; and third, any remainder, will be distributed 60% to the Partnership and 40% to the co-venturers. Distributions of cash from a refinancing of the operating property shall be distributed 60% to the Partnership and 40% to the co-venturers.

       The Lakes Joint Venture

       The Lakes Joint Venture ("Venture") was formed May 30, 1985 (inception) in accordance with the provisions of the laws of the State of California for the purpose of developing, owning and operating a 770-unit apartment complex (operating investment property) in Costa Mesa, California. On November 1, 1985 the Partnership acquired a 65% general partnership interest in the joint venture. The Partnership's original co-venture partner was The Lakes Development Company ("Developer"), a California general partnership and an affiliate of Regis Homes Corporation. Construction of the operating investment property was completed in December 1987. The initial aggregate cash investment made by the Partnership for its interest was approximately $16,226,000 (including an acquisition fee of $1,130,000 paid to PWPI). Construction of the property was financed from the proceeds of a nonrecourse $76,000,000 mortgage loan. On September 26, 1991, in conjunction with a refinancing and modification of the Venture's long-term indebtedness, the Developer transferred its interest in the Venture to Development Partners, Inc. ("DPI"), a Delaware corporation and a wholly-owned subsidiary of Paine Webber Group, Inc., and withdrew from the Venture. As a result of the original co-venturer's withdrawal, the Partnership assumed control over the operations of the Venture. The debt secured by the The Lakes at South Coast Apartments is in default as of March 31, 1996 due to the failure of the Venture to satisfy a covenant of the loan agreement. See Note 7 for a further discussion.

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

       The following is a summary of combined property operating expenses for Harbour Pointe Apartments and for The Lakes at South Coast Apartments for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                           1995        1994        1993
                                           ----        ----        ----

       Property operating expenses:
          Repairs and maintenance        $   886     $   915     $   768
          Salaries and related expenses      625         672         635
          Utilities                          522         504         547
          Administrative and other         1,090       1,062       1,032
          Management fees                    365         349         354
          Leasing commissions and fees       132         124         112
          Insurance                          115         118         113
                                         -------     -------     -------
                                         $ 3,735     $ 3,744     $ 3,561
                                         =======     =======     =======

5.  Investments in Unconsolidated Joint Ventures

        The Partnership has an investment in one unconsolidated joint venture at March 31, 1996 and 1995. The unconsolidated joint venture is accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, this joint venture reports its operations on a calendar year basis.

     Condensed financial statements of the unconsolidated joint venture, for the periods indicated, follow.

                           Condensed Balance Sheets
                          December 31, 1995 and 1994
                                (in thousands)

                                    Assets

                                                       1995            1994
                                                       ----            ----

    Current assets                                 $     108        $     126
    Operating investment property, net                 4,888            4,996
    Other assets                                         292              375
                                                   ---------        ---------
                                                   $   5,288        $   5,497
                                                   =========        =========

                        Liabilities and Partners' Deficit

    Current liabilities                           $      502       $      427
    Loans payable to affiliates                          537              537
    Long-term debt                                     6,800            6,900
    Partnership's share of combined deficit           (2,359)          (2,239)
    Co-venturer's share of combined deficit             (192)            (128)
                                                   ---------        ---------
                                                   $   5,288        $   5,497
                                                   =========        =========

                       Condensed Summary of Operations
             For the years ended December 31, 1995, 1994 and 1993
                                (in thousands)

                                       1995             1994            1993
                                       ----             ----            ----

    Rental revenues                $   1,148       $   1,102         $  1,038
    Interest and other income             71             109               51
                                   ---------       ---------         --------
                                       1,219           1,211            1,089

    Property operating expenses          685             636              656
    Depreciation and amortization        236             212              282
    Interest expense                     482             411              301
                                  ----------      ----------         --------
                                       1,403           1,259            1,239
                                  ----------       ---------        ---------
    Net loss                     $     (184)      $      (48)       $    (150)
                                 ==========       ==========        =========

    Net loss:
      Partnership's share of
        loss                     $     (120)     $      (31)        $    (97)
      Co-venturer's share of
        loss                            (64)            (17)             (53)
                                 ------------    -----------        ---------
                                 $     (184)     $      (48)        $    (150)
                                 ==========      ==========         =========

                  Reconciliation of Partnership's Investment
                           March 31, 1996 and 1995
                                (in thousands)

                                                       1996            1995
                                                       ----            ----
    Partnership's share of deficit
      as shown above at December 31                $  (2,359)       $  (2,239)
    Partnership's share of current liabilities            60               60
    Excess basis due to investment in joint
      venture, net (1)                                    76               80
                                                  ----------       ----------
       Equity in losses of unconsolidated joint
         venture in excess of investments
         and advances at March 31 (2)              $  (2,223)       $  (2,099)
                                                   =========        =========

    (1)At March 31, 1996 and 1995 the Partnership's investment exceeds its share of the combined joint venture's deficit account by approximately $76,000 and $80,000, respectively. These amounts, which relate to certain expenses incurred by the Partnership in connection with acquiring its remaining unconsolidated joint venture investment, are being amortized using the straight-line method over the estimated useful life of the related operating investment property.

    (2)Equity in losses of unconsolidated joint venture in excess of investments and advances at March 31, 1996 and 1995 represents the Partnership's net investment in the Lincoln Garden joint venture partnership. This joint venture is subject to a partnership agreement which determines the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. As a result, substantially all of the Partnership's investment in this joint venture is restricted as to distributions.

               Reconciliation of Partnership's Share of Operations
                For the years ended March 31, 1996, 1995 and 1994
                                 (in thousands)

                                                  1996      1995         1994
                                                  ----      ----         ----
    Partnership's share of
       operations, as shown above              $ (120)    $   (31)   $    (97)
    Amortization of excess basis                   (4)         (4)         (4)
                                               ------     -------    --------
    Partnership's share of
       unconsolidated venture's losses         $ (124)    $   (35)    $  (101)
                                               ======     =======     =======

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

       During fiscal 1989, the joint venture ceased to meet the debt service requirements of its mortgage financing and, technically, was in default of the loan agreements. In March 1989, the Partnership refinanced its loan through the refunding of certain tax-exempt revenue bonds issued by a local housing authority and obtained a lower interest rate, which reduced the venture's debt service requirements. Interest rates on the previous financing arrangement ranged from 7.2% to 8.8% per annum. Interest on the new bonds is paid at a variable rate which fluctuates weekly and is tied to the market rates on other similar tax-exempt debt instruments. The new financing arrangement bore interest at varying rates ranging from 3.76% to 4.19% and 2.26% to 3.77% during calendar 1995 and 1994, respectively. The venture has remained current on its debt service payments since the date of the refinancing. The mortgage note had a remaining principal balance of $6,800,000 as of December 31, 1995 and is secured by the venture's operating investment property and a primary letter of credit in the amount of $7,188,000, which requires annual fees equal to 0.8% of the letter of credit amount and expires on May 1, 1997. To improve the credit rating of the outstanding bonds and provide a more favorable variable interest rate, in 1993 the lender provided to the joint venture a confirming letter of credit for $7,109,500. The confirming letter of credit required annual fees equal to 0.3% of the letter of credit amount. This confirming letter of credit expired subsequent to year-end, on June 4, 1996. Management of the venture is currently evaluating its options for renewing the primary letter of credit which expires in May 1997. If this primary letter of credit is not renewed, the mortgage loan would become immediately due and payable and would need to be repaid from the proceeds of a sale or refinancing of the operating investment property. If a sale or refinancing could not be accomplished, the property could be subject to foreclosure by the lender. The outcome of this situation cannot presently be determined.

       The co-venturer guaranteed to fund negative cash flow, as defined, of the Joint Venture during the guarantee period, which ended September 30, 1988. Operating expenses and debt service, if any, in excess of the amounts available for expenditure were to be funded by the co-venturer during the guarantee period. The co-venturer's obligation to fund cash pursuant to these guarantees was in the form of nonreturnable capital contributions through September 30, 1987, and mandatory additional capital contributions, as defined, through September 30, 1988. From October 1, 1988 until July 2, 1990, the co-venturer was required to make mandatory loans, as defined, to the Joint Venture to the extent operating revenues were insufficient to pay the operating expenses. Thereafter, if operating revenues are insufficient to pay operating expenses, either the co-venturer or the Partnership may make optional loans, as defined, to the Joint Venture, but there is no assurance that any will be made. All mandatory and optional loans bear interest at prime (8.5% at December 31, 1995) plus 1% per annum and are to be repaid from distributable funds, as defined. At December 31, 1995, mandatory and optional loans payable to the co-venturer amounted to $522,000. Unpaid interest on mandatory and optional loans at December 31, 1995, amounted to $335,000. Loans payable to the Partnership at December 31, 1995, amounted to $14,000 and are being accounted for as optional loans similar to those made by the co-venturer.

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

7.  Long-term debt

    Long-term debt on the Partnership's balance sheet at March 31, 1996 and 1995 consists of the following (in thousands):
                                                         1996           1995
                                                         ----           ----
    Nonrecourse     mortgage    note
    payable  which  secures  Manatee
    County      Housing      Finance
    Authority    Revenue   Refunding
    Bonds.   The  mortgage  loan  is
    secured  by  a  deed  to  secure
    debt  and a  security  agreement
    covering  the real and  personal
    property of the  Harbour  Pointe
    Apartments.                                     $  9,125        $ 9,125

    Developer   loan  payable  which
    secures    County   of   Orange,
    California  Tax-Exempt Apartment
    Development  Revenue Bonds.  The
    mortgage  loan  is   nonrecourse
    and is  secured  by a first deed
    of trust plus all  future  rents
    and  income   generated  by  The
    Lakes     at     South     Coast
    Apartments.                                       75,600         75,600

    Nonrecourse  loan  payable to bank
    secured by a third deed  of trust
    plus all future rents  and income
    generated by The Lakes   at South
    Coast Apartments.                                  4,584          4,584

                                                         1996           1995
                                                         ----           ----

    Prior   indebtedness   principal
    payable     to    bank.     This
    obligation  is  related  to  The
    Lakes   Joint   Venture  and  is
    nonrecourse.                                       3,561          3,561



    Deferred gain on  forgiveness of
    debt    (net   of    accumulated
    amortization   of   $1,534   and
    $1,191   in   1996   and   1995,
    respectively)                                      3,744          4,087
                                                     -------        -------
                                                      96,614         96,957

    Less:    Long-term    debt    in
    default (see discussion below)                   (87,489)       (87,832)
                                                   ---------      ---------
                                                   $   9,125      $   9,125
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

       The interest rate on the Bonds is adjusted weekly to a minimum rate that would be necessary to remarket the Bonds in a secondary market as determined by a bank remarketing agent. During calendar 1995, the interest rate averaged 4.38% (3.36% in 1994). The Bonds are secured by the Harbour Pointe Apartments. As of December 31, 1995, the fair value of this debt obligation approximated $8.5 million.

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

       Pursuant to the financing agreement, a bank has issued an irrevocable letter of credit to the Bond trustee in the joint venture's name for $9,247,500. An annual fee equal to 1% of the letter of credit balance is payable monthly to the extent of net cash operating income available to pay such fees. In addition, the joint venture pays annual remarketing, administrative and trustee fees pertaining to the bonds which totalled $35,000 during 1995.

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

       The original bond issue was refinanced during 1991 and the original developer loan was extinguished. The new developer loan (1991 Developer
    Loan), in the amount of $75,600,000, is payable to the County of Orange and was funded by the proceeds of a public offering of tax-exempt apartment development revenues bonds issued, at par, by the County of Orange, California in September 1991. Principal is payable upon maturity, December 1, 2006. Interest on the bonds is variable, with the rate determined weekly by a remarketing agent (ranging from 2.7% to 6.8% during calendar 1995), and is payable in arrears on the first of each month. In November 1992, the Venture entered into an interest rate cap agreement for an amount which covered the $75,600,000 Developer's loan. The cap agreement, which cost the Venture $208,000, provided an interest rate ceiling of 3.49% and was effective from November 30, 1992 to December 15, 1993. The cost of the interest rate cap was amortized on a straight-line basis over the 13-month period covered by the agreement.

       The loan is secured by a first deed of trust plus all future rents and income generated by the operating investment property. Bond principal and interest payments are secured by and payable from an irrevocable letter of credit issued by a bank in the amount of $76,569,000, expiring December 15, 1998. The Venture pays an annual letter of credit fee equal to 1.0% of the outstanding amount, payable 60% monthly with the remaining 40% (Unpaid Accrued Letter of Credit Fees) deferred and paid in accordance with the Reimbursement Agreement (see below). Such Unpaid Accrued Letter of Credit Fees were $1,306,000 and $999,000 at December 31, 1995 and 1994, respectively. The bank letter of credit is secured by a second deed of trust on the operating investment property and future rents and income from the operating investment property.

       In conjunction with the 1991 Developer Loan, the Venture entered into a Reimbursement Agreement with the letter of credit issuer regarding the unreimbursed letter of credit draws referred to above. The letter of credit issuer agreed to forgive all outstanding accrued interest through September 26, 1991, aggregating $1,132,000, along with a portion of the outstanding principal in the amount of $300,000. In return, the Venture made a principal payment of $926,000, leaving an unpaid balance of $6,523,000 (Prior Indebtedness). The outstanding principal balance of the Prior Indebtedness bears interest payable to the letter of credit issuer at the rate of 11% per annum. Interest accrued on the Prior Indebtedness from the date of closing through June 1992 was forgiven by the letter of credit issuer. Principal payments from available net cash flow and the release of certain restricted escrow funds described below totalled $2,962,000 through December 31, 1994, leaving an outstanding principal balance of $3,561,000 as of December 31, 1995 and 1994. At the time of the refinancing the Venture also owed the letter of credit issuer fees totalling $2,184,000. The letter of credit issuer agreed to forgive $1,259,000 of such unpaid fees, leaving an unpaid balance of $925,000 (Deferred Prior Letter of Credit Fees). The Venture has a limited right to defer payment of interest and principal on the Prior Indebtedness and the Unpaid Accrued Letter of Credit Fees to the extent that the net cash flow from operations is not sufficient after the payment of debt service on the 1991 Developer Loan and the funding of certain required reserves. In addition, upon a sale or other disposition of the operating property, the Reimbursement Agreement allows for the payment to the Venture of an amount of $5,500,000, plus accrued interest at the rate of 8% per annum, prior to the repayment to the letter of credit issuer of the accrued interest on the Prior Indebtedness and the Deferred Prior Letter of Credit Fees.

       The 1991 Developer Loan required the establishment of a $2,000,000 deficit reserve account, funded from the Venturers' 1991 contributions. The loan also requires the funding of an additional reserve account on a monthly basis from available cash flow (as defined) to the extent that the interest rate on the bonds is below 6%, until the balance in this reserve account totals $1,000,000. The requirement for this additional reserve account may be eliminated if the operating property generates a certain minimum level of net operating income. The $2,000,000 deficit reserve account and the additional reserve account funded by operations may be used under certain circumstances to fund the Venture's debt service obligations to the extent that net operating income is insufficient. In the event that such reserves no longer become necessary under the terms of the Reimbursement Agreement, any remaining balances in the reserve accounts are to be paid to the letter of credit issuer to be applied against certain of the Venture's outstanding obligations. In November 1992, the bank and the Venture agreed to release $1,764,000 from the deficit reserve account to pay down the Prior Indebtedness. As of December 31, 1995, the balances in the deficit reserve account and the additional reserve account totalled $151,000 and $1,101,000, respectively, ($150,000 and $1,051,000 in 1994, respectively), and are included in restricted cash on the accompanying balance sheets. The remaining balance in restricted cash relates to operating cash accounts of the Venture in which disbursements are restricted by the bank.

       The 1991 Developer Loan contains several restrictive covenants, including, among others, a requirement that the Venture furnish the letter of credit issuer in September 1994 and September 1996 with certified independent appraisals of the fair market value of the operating investment property for an amount equal to or greater than $92,000,000 and $100,000,000, respectively. Failure to provide such appraisals constitute events of default under the Reimbursement Agreement. To date, the Lakes Joint Venture has not provided the lender with an appraisal which meets the $92,000,000 requirement, and the lender has not waived or modified the minimum appraised value requirement. Accordingly, the Venture is in default under the Reimbursement Agreement. In February 1996, the lender issued a formal notice of default to the Joint Venture pursuant to the Reimbursement Agreement. During fiscal 1996, the Partnership engaged in discussions with the lender regarding possible changes in the 1994 appraisal requirement, however, no agreement has been reached to date. Management expects to continue such discussions in fiscal 1997, which will address the September 1996 appraisal requirement as well, but there can be no assurances that the lender will grant any relief in connection with these appraisal covenants. Accordingly, the carrying amount of the debt related to The Lakes Joint Venture has been classified as long-term debt in default on the balance sheets as of March 31, 1996 and 1995.

       In the event that management is successful in negotiating a waiver or modification of the minimum appraised value requirements described above for The Lakes Joint Venture, the Partnership will continue to direct the management of the remaining operating properties in order to generate sufficient cash flow to sustain operations in the near-term while attempting to maximize their long-term values. Even under these circumstances, it remains to be seen whether such a strategy would result in the return of any significant amount of invested capital to the Limited Partners. If management cannot reach an agreement with The Lakes' mortgage lender regarding the appraisal covenants, the lender could choose to initiate foreclosure proceedings. While the Partnership is prepared to exercise all available legal remedies in the event that the lender takes such actions, if the Partnership were not successful with its legal defenses the result could be a foreclosure of the operating property. If such a foreclosure were to occur within the next 2 years, the Partnership may be unable to recover the net carrying value of the operating investment property, which exceeded its estimated market value by approximately $7.2 million as of December 31, 1995. In the event that the ownership of The Lakes was transferred to the lender as a result of foreclosure actions, the Partnership would have to weigh the costs of continued operations against the realistic hopes for any future recovery of capital from the other two investments. Under such circumstances, the Managing General Partner might determine that it would be in the best interests of the Limited Partners to liquidate the remaining investments and terminate the Partnership. Management will reassess its future operating strategy once the appraisal covenant compliance issue on The Lakes is fully resolved. These conditions raise substantial doubt about the Venture's and the Partnership's ability to continue as going concerns. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of The Lakes Joint Venture included in the 1995 consolidated financial statements total $66,212,000, $92,348,000, $9,009,000 and $11,259,000, respectively.


       In November 1988, a borrowing arrangement with a bank was entered into to provide funds for The Lakes. The Venture obtained a line of credit secured by a third trust deed on the subleasehold interest, buildings and improvements, and rents and income in the amount of $6,300,000. Interest on the line of credit was originally payable monthly at 1-1/2% over the Citibank, N.A. prime rate. However, because of the default status of this obligation during 1990, interest had accrued at a rate of prime plus 4% through September 26, 1991. Accrued interest on the line of credit, which is payable to the same bank which issued the letter of credit in connection with the bonds, totalled $1,841,000 at September 26, 1991. The outstanding principal balance of the line of credit was $6,127,000 as of September 26, 1991. In conjunction with the refinancing of the developer loan described above, the lender agreed to forgive all of the outstanding accrued interest at the date of the refinancing. Interest accrues on the outstanding principal balance at the rate of 11% per annum beginning September 27, 1991. Payment of interest and principal on the line of credit borrowings, prior to a sale or other disposition of the operating property, is limited to the extent of available cash flow after the payment of debt service on the developer loan and the funding of certain required reserves. In addition, as with the Prior Indebtedness principal and interest described above, upon a sale or other disposition of the operating property, the payment of accrued interest on the line of credit borrowings is subordinated to the receipt by the Venture of $5,500,000 plus a simple return thereon of 8% per annum. Principal payments on the line of credit borrowings from available net cash flow totalled $1,543,000 through December 31, 1994, leaving an outstanding principal balance of $4,584,000 as of December 31, 1995 and 1994.

       The restructuring of the Prior Indebtedness, the Deferred Letter of Credit Fees and the line of credit borrowings, as described above, have been accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,279,000, has been deferred and is being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. At December 31, 1995 and 1994, $3,744,000 and $4,087,000,
    respectively of such forgiven debt (net of accumulated amortization) has been reflected in the accompanying balance sheet and $343,000 has been amortized as a reduction of interest expense in the accompanying statements of operations for each of the years ended December 31, 1995, 1994 and 1993, respectively. As of December 31, 1995, the fair value of the aggregate indebtedness secured by The Lakes at South Coast Apartments approximated $54.1 million.

8.  Legal Proceedings

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

       In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

       In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $3.4 million plus punitive damages.

       Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

Schedule III - Real Estate and Accumulated  Depreciation
                            PAINEWEBBER DEVELOPMENT
                               PARTNERS FOUR LTD.

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 March 31, 1996
                                 (In thousands)

                                                 Cost
                                                Capitalized                                                           Life on Which
                             Initial Cost to   (Removed)                                                               Depreciation
                            Consolidated      Subsequent to  Gross Amount at Which Carried at                             in Latest
                            Joint Venture     Acquisition          End of Year                                            Income
                                 Buildings &  Buildings &        Buildings &          Accumulated  Date of      Date     Statement
 Description  Encumbrances Land Improvements  Improvements  Land Improvements  Total  Depreciation Construction Acquired is Computed

Apartment
 Complex
 Bradenton,
  FL           $  9,125  $  1,543   $ 8,309    $  361     $ 1,543    $ 8,670    $10,213 $ 2,646    1987        12/16/85  5 - 30 yrs.

Apartment
 Complex
 Costa Mesa,
  CA             83,745    16,647     64,350     3,975     16,647    68,325     84,972   22,819    1987       11/1/85    5 - 30 yrs.
               --------   -------   --------  --------   --------    ------    ------- --------
                $92,870  $ 18,190   $ 72,659  $  4,336  $  18,190   $76,995    $95,185  $25,465
                =======  ========   ========  ========  =========   =======    =======  ========

Notes
(A) The  aggregate  cost of real estate  owned at December  31, 1995 for Federal income  tax  purposes  is  approximately  $84,423,000.  (B)  See  Note  7 to the financial  statements for a description of the terms of the debt encumbering the property. (C) Reconciliation of real estate owned:
                                                1995        1994        1993
                                                ----        ----        ----

      Balance at beginning of period         $  95,015   $  94,590    $ 94,435
      Increase due to additions                    170         425         155
                                             ---------   ---------    --------
      Balance at end of period               $  95,185   $  95,015    $ 94,590
                                             =========   =========    ========

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period         $  22,386   $  19,339    $ 16,337
      Depreciation expense                       3,079       3,047       3,002
                                             ---------   --------     --------
      Balance at end of period               $  25,465   $  22,386    $ 19,339
                                             =========   =========    ========