Form 10-Q
period 1996-06-30
PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD
filed 1996-08-14
CIK 772124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------


                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                           CONSOLIDATED BALANCE SHEETS
                  June 30, 1996 and March 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                   June 30        March 31
                                                   -------        --------
Operating investment properties:
   Land                                           $  18,190      $  18,190
   Buildings and improvements                        77,268         76,995
                                                  ---------      ---------
                                                     95,458         95,185
   Less accumulated depreciation                    (26,233)       (25,465)
                                                  ---------      ---------
                                                     69,225         69,720

Cash and cash equivalents                             4,035          1,390
Restricted cash                                       2,031          4,164
Accounts receivable - affiliates                         87             16
Prepaid and other assets                                 62             68
Deferred expenses, net                                  743            769
                                                 ----------     ----------
                                                  $  76,183      $  76,127
                                                  =========      =========

                        LIABILITIES AND PARTNERS' DEFICIT

Long-term debt in default                         $  87,404      $  87,489
Accounts payable and accrued expenses                   532            355
Accrued interest and fees                             4,597          4,258
Tenant security deposits                                442            477
Equity in losses of unconsolidated joint venture
  in excess of investments and advances               2,259          2,223
Long-term debt                                        9,125          9,125
Co-venturers' share of net assets of
  consolidated ventures                               1,153          1,153
Partners' deficit                                   (29,329)       (28,953)
                                                 ----------     ----------
                                                  $  76,183     $   76,127
                                                  =========     ==========

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT For the three months ended June 30, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                    General       Limited
                                                    Partners      Partners
                                                   ---------      --------

Balance at March 31, 1995                           $(2,500)      $(23,840)
Net loss                                                (36)          (698)
                                                   --------       --------
Balance at June 30, 1995                            $(2,536)      $(24,538)
                                                    =======       ========

Balance at March 31, 1996                           $(2,631)      $(26,322)
Net loss                                                (19)          (357)
                                                   --------       --------
Balance at June 30, 1996                            $(2,650)      $(26,679)
                                                    =======       ========

                             See accompanying notes.

                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                    CONSOLIDATED  STATEMENTS OF OPERATIONS
     For the three months ended June 30, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)



                                            1996              1995
                                            ----              ----

Revenues:
   Rental income                         $ 2,518           $ 2,434
   Interest income                            64                41
   Other income                              233               118
                                         -------           -------
                                           2,815             2,593

Expenses:
   Property operating expenses               906               868
   Real estate taxes                         248               247
   Interest expense                        1,188             1,382
   Depreciation                              768               756
   General and administrative                 45                58
                                        --------         ---------
                                           3,155             3,311
                                        --------         ---------

Operating loss                              (340)             (718)

Partnership's share of unconsolidated
  venture's loss                             (36)              (16)
                                        --------         ---------

Net loss                                $   (376)        $    (734)
                                        ========         =========

Net loss per Limited Partnership Unit   $   (8.57)        $ (16.76)
                                        =========         =========

The above net loss per Limited Partnership Unit is based upon the 41,644 Limited Partnership Units outstanding for each period.


                             See accompanying notes.

                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
     For the three months ended June 30, 1996 and 1995
        Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                           1996         1995
                                                           ----         ----
Cash flows from operating activities:
   Net loss                                             $   (376)    $   (734)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Depreciation                                            768          756
     Amortization of deferred financing costs                 26           26
     Amortization of deferred gain on forgiveness of debt    (85)         (85)
     Partnership's share of unconsolidated venture's loss     36           16
     Changes in assets and liabilities:
      Accounts receivable - affiliates                       (71)         (75)
      Prepaid and other assets                                 6            7
      Accounts payable and accrued expenses                  177          282
      Accrued interest and fees                              339          288
      Tenant security deposits                               (35)         (42)
                                                         -------       ------
      Total adjustments                                    1,161        1,173
                                                         -------       ------

      Net cash provided by operating activities              785          439
                                                         -------       ------


Cash flows from investing activities:
   Additions to buildings and improvements                  (273)          -
                                                         -------       ------

      Net cash used in investing activities                 (273)          -
                                                        -------       ------
                  -

Cash flows from financing activities:
   Decrease in restricted cash                             2,133          807
                                                         -------       ------

      Net cash provided by financing activities            2,133          807
                                                         -------       ------


Net increase in cash and cash equivalents                  2,645        1,246

Cash and cash equivalents, beginning of period             1,390        1,292
                                                         -------     --------

Cash and cash equivalents, end of period                 $ 4,035     $  2,538
                                                         =======     ========

Cash paid during the period for interest                 $   908     $  1,153
                                                         =======     ========


                             See accompanying notes.

                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
                  Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Organization

    The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1996.

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

    Summarized operations of the unconsolidated joint venture, for the periods indicated, are as follows:

                         Condensed Summary of Operations
               For the three months ended March 31, 1996 and 1995
                                 (in thousands)

                                            1996       1995
                                            ----       ----

    Rental revenues                      $   275      $  301
    Interest and other income                 15          11
                                         -------      ------
                                             290         312

    Property operating expenses              160         152
    Interest expense                         123         127
    Depreciation and amortization             62          56
                                         -------     -------
                                             345         335
                                         -------      ------
    Net loss                             $   (55)    $   (23)
                                         =======     =======

    Net loss:
      Partnership's share of net loss   $    (35)    $   (15)
      Co-venturer's share of net loss        (20)         (8)
                                        --------    --------
                                        $    (55)    $   (23)
                                        ========     =======

             Reconciliation of Partnership's Share of Operations For the three months ended March 31, 1996 and 1995
                                 (in thousands)

                                            1996         1995
                                            ----         ----

     Partnership's share of
       operations, as shown above         $  (35)     $  (15)
     Amortization of excess basis             (1)         (1)
                                          ------      ------
     Partnership's share of
       unconsolidated venture's loss      $  (36)     $  (16)
                                          ======      ======

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

   The following is a combined summary of property operating expenses for the Harbour Pointe Apartments and The Lakes at South Coast Apartments for the three months ended March 31, 1996 and 1995 (in thousands):

                                                 1996          1995
                                                 ----          ----

      Property operating expenses:
        Repairs and maintenance               $   212       $  150
        Utilities                                 152          152
        Management fees                            94           91
        Other operating and administrative        448          475
                                             --------     --------
                                              $   906      $   868
                                              =======      =======

4. Related Party Transactions

   Included in general and administrative expenses for the three months ended June 30, 1996 and 1995 is $20,000 and $22,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for each of the three-month periods ended June 30, 1996 and 1995 is $1,000, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5. Long-term Debt

   Long-term debt on the Partnership's balance sheet at June 30, 1996 and March 31, 1996 consists of the following (in thousands):

                                                      June 30        March 31
                                                      -------        --------
     Nonrecourse  mortgage  note payable
     by 71st  Street  Housing  Partners,
     Ltd.  which secures  Manatee County
     Housing Finance  Authority  Revenue
     Refunding  Bonds. The mortgage loan
     is secured by a deed to secure debt
     and a security  agreement  covering
     the real and  personal  property of
     the Harbour  Pointe  Apartments.                $  9,125         $ 9,125


     Developer loan payable by The Lakes
     Joint Venture which secures  County
     of  Orange,  California  Tax-Exempt
     Apartment    Develop-ment   Revenue
     Bonds.   The   mortgage   loan   is
     nonrecourse  and  is  secured  by a
     first deed of trust plus all future
     rents and income  generated  by The
     Lakes  at South  Coast  Apartments.               75,600         75,600

     Nonrecourse  loan  payable  by  The
     Lakes Joint Venture to bank secured
     by a third  deed of trust  plus all
     future  rents and income  generated
     by  The   Lakes  at   South   Coast
     Apartments.                                       4,584          4,584

     Prior indebtedness principal by The
     Lakes  Joint  Venture   payable  to
     bank.     This     obligation    is
     nonrecourse  to the joint  venture.               3,561          3,561

     Deferred  gain  on  forgiveness  of
     debt  of The  Lakes  Joint  Venture
     (net of accumulated amortization of
     $1,620 and $1,535 in 1996 and 1995,
     respectively)                                     3,659          3,744
                                                     -------        -------
                                                      96,529         96,614

    Less:    Long-term    debt    in
    default (see discussion below)                   (87,404)       (87,489)
                                                    --------       --------
                                                    $  9,125       $  9,125
                                                    ========       ========

    Mortgage loan secured by the Harbour Pointe Apartments:

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

    Debt secured by The Lakes at South Coast Apartments:

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

       The loan is secured by a first deed of trust plus all future rents and income generated by the operating investment property. Bond principal and interest payments are secured by and payable from an irrevocable letter of credit issued by a bank in the amount of $76,569,000, expiring December 15, 1998. The Venture pays an annual letter of credit fee equal to 1.0% of the outstanding amount, payable 60% monthly with the remaining 40% (Unpaid Accrued Letter of Credit Fees) deferred and paid in accordance with the Reimbursement Agreement (see the Partnership's Annual Report for a further discussion of the Reimbursement Agreement). Such Unpaid Accrued Letter of Credit Fees were $1,383,000 and $1,306,000 at March 31, 1996 and December 31, 1995, respectively. The bank letter of credit is secured by a second deed of trust on the operating investment property and future rents and income from the operating investment property.

       The 1991 Developer Loan contains several restrictive covenants, including, among others, a requirement that the Venture furnish the letter of credit issuer in September 1994 and September 1996 with certified independent appraisals of the fair market value of the operating investment property for amounts equal to or greater than $92,000,000 and $100,000,000, respectively. Failure to provide such appraisals constitute events of default under the Reimbursement Agreement. To date, the Lakes Joint Venture has not provided the lender with an appraisal which meets the $92,000,000 requirement, and the lender has not waived or modified the minimum appraised value requirement. Accordingly, the Venture is technically in default under the Reimbursement Agreement. The Managing General Partner has had preliminary discussions with the lender regarding possible changes to the 1994 appraisal requirement. In February 1996, the lender issued a formal notice of default to the Joint Venture pursuant to the Reimbursement Agreement. During fiscal 1996, the Partnership engaged in discussions with the lender regarding possible changes in the 1994 appraisal requirement, however, no agreement has been reached to date. Management expects to continue such discussions in fiscal 1997, which will address the September 1996 appraisal requirement as well, but there can be no assurances that the lender will grant any relief in connection with these appraisal covenants. Accordingly, the carrying amount of the debt related to The Lakes Joint Venture has been classified as long-term debt in default on the balance sheets as of June 30, 1996 and March 31, 1996.

    In the event that management is successful in negotiating a waiver or modification of the minimum appraised value requirements described above for The Lakes Joint Venture, the Partnership will continue to direct the management of the remaining operating properties in order to generate sufficient cash flow to sustain operations in the near-term while attempting to maximize their long-term values. Even under these circumstances, it remains to be seen whether such a strategy would result in the return of any significant amount of invested capital to the Limited Partners. If management cannot reach an agreement with The Lakes' mortgage lender regarding the appraisal covenants, the lender could choose to initiate foreclosure proceedings. While the Partnership is prepared to exercise all available legal remedies in the event that the lender takes such actions, if the Partnership were not successful with its legal defenses the result could be a foreclosure of the operating property. If such a foreclosure were to occur within the next 2 years, the Partnership may be unable to recover the net carrying value of the operating investment property, which exceeded its estimated market value by approximately $6.7 million as of March 31, 1996. In the event that the ownership of The Lakes was transferred to the lender as a result of foreclosure actions, the Partnership would have to weigh the costs of continued operations against the realistic hopes for any future recovery of capital from the other two investments. Under such circumstances, the Managing General Partner might determine that it would be in the best interests of the Limited Partners to liquidate the remaining investments and terminate the Partnership. Management will reassess its future operating strategy once the appraisal covenant compliance issue on The Lakes is fully resolved. These conditions raise substantial doubt about the Venture's and the Partnership's ability to continue as going concerns. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

       The restructuring of the Prior Indebtedness, the Deferred Letter of Credit Fees and the line of credit borrowings in 1991 was accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,279,000, has been deferred and is being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. At March 31, 1996 and December 31, 1995, $3,659,000 and $3,744,000, respectively, of such forgiven debt (net of accumulated amortization) is reflected in the accompanying balance sheets.

6.  Contingencies

       As discussed in detail in the Partnership's Annual Report for the year ended March 31, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters might have on the Partnership's financial statements, taken as a whole.

                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As discussed in the Annual Report, the operations of the three remaining assets, The Lakes at South Coast Apartments, the Harbour Pointe Apartments and the Lincoln Garden Apartments, have been stabilized as a result of successful debt restructurings, and the properties do not currently require the use of the Partnership's cash reserves to support operations. Nonetheless, the properties would not operate at or above breakeven under conventional financing terms based on the current outstanding principal amounts owed. All three of these properties have been financed with tax-exempt revenue bonds issued by local housing authorities. The interest rates on all three of these restructured debt obligations are now variable rates which are based on comparable rates on similar tax-exempt obligations. Such rates have remained 3 to 4 percent per annum below comparable conventional rates over the past several years. As previously reported, the debt modification agreement for The Lakes was structured with certain debt service reserves and accrual features intended to help absorb interest rate fluctuations. Although such reserves have been drawn down over the past 12 months to cover required current debt service, The Lakes Joint Venture still has over $1,200,000 of reserves in place to help cover possible future debt service shortfalls. The Harbour Pointe and Lincoln Garden joint ventures would require advances from the venture partners, principally the Partnership in the case of Harbour Pointe, if future cash flows are insufficient to cover any increases in debt service payments.

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

     Despite a general strengthening in the real estate market for multi-family residential properties over the past several years, based on current cash flows generated from operations, all three of the Partnership's remaining properties have estimated current market values which are below the balances of their outstanding debt obligations. It remains to be seen whether further improvement in market conditions will occur as rapidly or to the extent necessary to enable the Partnership to recover any meaningful portion of its original investment in these three remaining properties. At the present time, the recovery of the local markets in which the Partnership's remaining properties are located is being slowed by, in all cases, new construction of competing apartment properties and, in the case of The Lakes at South Coast Apartments, the state of California's overall economy, the recovery of which has generally lagged that of the rest of the country. The new construction activity in the Bradenton, Florida (Harbour Pointe), Tucson, Arizona (Lincoln Garden) and Costa Mesa, California (The Lakes) markets represents the first substantial additions to the market supply of apartment units in these markets in several years and has forced the Partnership to offer rental concessions at its investment properties in order to maintain occupancy levels. The supply of new apartment units has also restrained rental rate growth at the Partnership's properties over the past year.

     As previously reported, the Reimbursement Agreement which governs the secured debt obligations of The Lakes Joint Venture contains certain restrictive covenants, including, among others, a requirement that the venture provide the lender, in September 1994 and September 1996, with certified independent appraisals of the operating property indicating the value of the property to be equal to or greater than $92 million and $100 million, respectively. Failure to provide such appraisals is defined as an event of default under the Reimbursement Agreement. Based on current cash flow levels and the prevailing market conditions, the value of the property could be expected to be considerably less than $92 million as of June 30, 1996. The Managing General Partner has had preliminary discussions with the lender regarding possible changes to the 1994 appraisal requirement. Management expects to continue such discussions in fiscal 1997, which will address the September 1996 appraisal requirement as well. Preliminary indications have been that the lender might consider waiving or modifying the minimum appraised value requirements in exchange for a rearrangement of the timing and amounts of certain payment priorities, as specified in the Reimbursement Agreement. However, to date the venture has not provided the lender with an appraisal which meets the $92 million requirement, and the lender has not waived or modified the minimum appraised value requirements. In February 1996, the lender issued a formal notice of default to the Joint Venture pursuant to the Reimbursement Agreement. At this time, management does not expect the lender to take any additional actions as long as progress continues to be made in negotiations for modification to the terms of the Reimbursement Agreement. However, there can be no assurances that the lender will grant any relief in connection with these appraisal covenants.

     In the event that management is successful in negotiating a waiver or modification of the minimum appraised value requirements described above for The Lakes Joint Venture, which represents approximately 49% of the Partnership's original investment portfolio, the Partnership will continue to direct the management of the remaining operating properties in order to generate sufficient cash flow to sustain operations in the near-term while attempting to maximize their long-term values. As discussed above, even under these circumstances, it remains to be seen whether such a strategy would result in the return of any significant amount of invested capital to the Limited Partners. If management cannot reach an agreement with The Lakes' mortgage lender regarding the appraisal covenants, the lender could choose to initiate foreclosure proceedings. While the Partnership is prepared to exercise all available legal remedies in the event that the lender takes such actions, if the Partnership were not successful with its legal defenses the result could be a foreclosure of the operating property. If such a foreclosure were to occur within the next 2 years, the Partnership may be unable to recover the net carrying value of the operating investment property, which exceeded its estimated market value by approximately $6.7 million as of March 31, 1996. In the event that the ownership of The Lakes was transferred to the lender as a result of foreclosure actions, the Partnership would have to weigh the costs of continued operations against the realistic hopes for any future recovery of capital from the other two investments. Under such circumstances, the Managing General Partner might determine that it would be in the best interests of the Limited Partners to liquidate the remaining investments and terminate the Partnership. Management will reassess its future operating strategy once the appraisal covenant compliance issue on The Lakes is fully resolved.

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

     At June 30, 1996, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $4,035,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and the consolidated ventures and, to the extent necessary and economically justified, to fund the Partnership's share of any future operating deficits of its remaining joint venture investments. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the remaining investment properties and from proceeds received from the sale, refinancing or other disposition of such properties.

Results of Operations
Three Months Ended June 30, 1996

     The Partnership's net loss decreased by $358,000 for the three-month period ended June 30, 1996, as compared to the same period in the prior year. This favorable change in net loss resulted from a decrease in the Partnership's operating loss of $378,000 which was partially offset by an increase in the Partnership's share of unconsolidated venture's loss of $20,000. Operating loss decreased mainly due to increases in rental and other income and a decrease in interest expense. Rental income increased by $84,000 primarily due to an increase in average occupancy at The Lakes at South Coast Apartments. Rental income also increased slightly at Harbour Pointe for the current three-month period. Other income increased by $115,000 due largely to the receipt of a real estate tax refund by The Lakes Joint Venture during the current period. Interest expense decreased by $194,000 mainly due to a decrease in the variable interest rate on the first mortgage loan secured by The Lakes at South Coast Apartments.

     The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden Joint Venture, increased by approximately $20,000 in the current period primarily due to a small decrease in rental income, resulting from a decrease in average occupancy, and an increase in real estate taxes.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

    As discussed in prior quarterly and annual reports, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Development Fund Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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






Dated:  August 14, 1996