Form 10-Q
period 1996-09-30
PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD
filed 1996-11-14
CIK 772124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------


                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                           CONSOLIDATED BALANCE SHEETS
                September 30, 1996 and March 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                 September 30     March 31
                                                 ------------     --------
Operating investment properties:
   Land                                           $  18,190      $  18,190
   Buildings and improvements                        77,513         76,995
                                                  ----------     ---------
                                                     95,703         95,185
   Less accumulated depreciation                    (27,001)       (25,465)
                                                  ---------      ---------
                                                     68,702         69,720

Cash and cash equivalents                             1,323          1,390
Restricted cash                                       4,782          4,164
Accounts receivable - affiliates                         89             16
Prepaid and other assets                                 56             68
Deferred expenses, net                                  714            769
                                                  ---------      ---------
                                                  $  75,666      $  76,127
                                                  =========      =========

                        LIABILITIES AND PARTNERS' DEFICIT

Long-term debt in default                         $  87,317      $  87,489
Accounts payable and accrued expenses                   403            355
Accrued interest and fees                             4,859          4,258
Tenant security deposits                                453            477
Equity in losses of unconsolidated joint venture
  in excess of investments and advances               2,284          2,223
Long-term debt                                        9,125          9,125
Co-venturers' share of net assets of
  consolidated ventures                               1,111          1,153
Partners' deficit                                   (29,886)       (28,953)
                                                  ---------      ---------
                                                  $  75,666      $  76,127
                                                  =========      =========

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
        For the six months ended September 30, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                    General       Limited
                                                    Partners      Partners
                                                    --------      --------


Balance at March 31, 1995                           $(2,500)      $(23,840)
Net loss                                                (71)        (1,351)
                                                    -------       --------
Balance at September 30, 1995                       $(2,571)      $(25,191)
                                                    =======       ========

Balance at March 31, 1996                           $(2,631)      $(26,322)
Net loss                                                (47)          (886)
                                                    -------       --------
Balance at September 30, 1996                       $(2,678)      $(27,208)
                                                    =======       ========



                             See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and six months ended September 30, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended      Six Months Ended
                                       September 30,           September 30,
                                    ------------------      -----------------
                                      1996        1995         1996     1995
                                      ----        ----         ----     ----

Revenues:
   Rental income                  $ 2,455     $ 2,410      $ 4,973    $ 4,844
   Interest income                     66          57          130         98
   Other income                       113         100          346        218
                                  -------     -------      -------    -------
                                    2,634       2,567        5,449      5,160

Expenses:
   Property operating expenses        994         882        1,900      1,750
   Real estate taxes                  249         247          497        494
   Interest expense                 1,165       1,312        2,353      2,694
   Depreciation                       771         757        1,536      1,513
   General and administrative          29          66           77        124
                                 --------    --------     --------    -------
                                    3,208       3,264        6,363      6,575
                                ---------    --------     --------    -------

Operating loss                       (574)       (697)        (914)    (1,415)

Partnership's share of
  unconsolidated venture's
  loss                                (25)        (28)         (61)       (44)

Co-venturers' share of
  consolidated ventures'
  losses                               42          37           42         37
                               ----------    --------    --------     -------


Net loss                        $    (557) $     (688)    $   (933)   $(1,422)
                                =========  ==========     ========    =======

Net loss per Limited
 Partnership Unit                $(12.71)  $ (15.69)      $ (21.28)   $(32.43)
                                 =======   ========       ========    =======

The above net loss per Limited Partnership Unit is based upon the 41,644 Limited Partnership Units outstanding for each period.













                             See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended September 30, 1996 and 1995
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                           1996         1995
                                                           ----         ----
Cash flows from operating activities:
   Net loss                                              $  (933)    $ (1,422)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Depreciation                                          1,536        1,513
     Amortization of deferred financing costs                 55           51
     Amortization of deferred gain on forgiveness of debt   (172)        (172)
     Partnership's share of unconsolidated venture's loss     61           44
     Co-venturers' share of consolidated ventures' losses    (42)         (37)
     Changes in assets and liabilities:
      Accounts receivable - affiliates                       (73)          (2)
      Prepaid and other assets                                12           12
      Accounts payable and accrued expenses                   48          136
      Accrued interest and fees                              601          591
      Tenant security deposits                               (24)         (44)
                                                        --------     --------
      Total adjustments                                    2,002        2,092
                                                        --------     --------
      Net cash provided by operating activities            1,069          670
                                                        --------     --------

Cash flows from investing activities:
   Additions to buildings and improvements                  (518)           -
                                                       ---------     --------
      Net cash used in investing activities                 (518)           -
                                                       ---------     --------

Cash flows from financing activities:
   Net withdrawals from (deposits to)
    restricted cash                                        (618)         950
                                                       --------      --------
      Net cash provided by (used in) financing
        activities                                         (618)         950
                                                       --------      --------

Net increase (decrease) in cash and cash equivalents         (67)       1,620

Cash and cash equivalents, beginning of period             1,390        1,292
                                                        --------     --------

Cash and cash equivalents, end of period                $  1,323     $  2,912
                                                        ========     ========

Cash paid during the period for interest                $  1,869     $  2,224
                                                        ========     ========












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

    Summarized operations of the unconsolidated joint venture, for the periods indicated, are as follows:

                         Condensed Summary of Operations
            For the three and six months ended June 30, 1996 and 1995
                                 (in thousands)

                                    Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                    ------------------      ----------------
                                      1996        1995         1996     1995
                                      ----        ----         ----     ----

    Rental revenues                $  284      $  296      $  559      $  597
    Interest and other income          16          12          31          23
                                   ------      ------      ------      ------
                                      300         308         590         620

    Property operating expenses       154         158         314         310
    Interest expense                  119         133         242         260
    Depreciation and amortization      63          59         125         115
                                  -------     -------     -------      ------
                                      336         350         681         685
                                  -------     -------     -------      ------
    Net loss                      $   (36)    $   (42)    $   (91)     $  (65)
                                  =======     =======     =======      ======

    Net loss:
      Partnership's share of
        net loss                  $  (24)    $   (27)    $   (59)     $  (42)
      Co-venturer's share of
        net loss                     (12)        (15)        (32)        (23)
                                  -------    -------     --------     ------
                                  $  (36)    $   (42)    $   (91)     $  (65)
                                  ======     =======     =======      ======

               Reconciliation of Partnership's Share of Operations
            For the three and six months ended June 30, 1996 and 1995
                                 (in thousands)

                                     Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     ------------------    ------------------
                                       1996        1995         1996     1995
                                       ----        ----         ----     ----

   Partnership's share of
     operations, as shown above      $  (24)     $  (27)     $  (59)    $  (42)
   Amortization of excess basis          (1)         (1)         (2)        (2)
                                     -------     -------     -------   -------
   Partnership's share of
     unconsolidated venture's loss   $  (25)     $  (28)     $  (61)   $  (44)
                                     ======       ======     ======    ======

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

   The following is a combined summary of property operating expenses for the Harbour Pointe Apartments and The Lakes at South Coast Apartments for the three and six months ended June 30, 1996 and 1995 (in thousands):

                                       Three Months Ended      Six Months Ended
                                            June 30,                June 30,
                                       ------------------    ------------------
                                        1996     1995           1996     1995
                                        ----     ----           ----     ----

      Property operating expenses:
        Repairs and maintenance        $ 288   $  284        $   500   $  434
        Utilities                        148      145            300      297
        Management fees                   93       90            187      181
        Other operating and
          administrative                 465      363            913      838
                                       -----   ------        -------   ------
                                       $ 994   $  882        $ 1,900   $1,750
                                       ====    ======        =======   ======

4. Related Party Transactions

   Included in general and administrative expenses for the six months ended September 30, 1996 and 1995 is $34,000 and $42,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the six months ended September 30, 1996 and 1995 is $2,000 and $3,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5. Long-term Debt

   Long-term debt on the Partnership's balance sheet at September 30, 1996 and March 31, 1996 consists of the following (in thousands):

                                                      September 30   March 31
                                                      ------------   --------

     Nonrecourse     mortgage    note
payable   by  71st   Street   Housing
Partners,  Ltd. which secures Manatee
County  Housing   Finance   Authority
Revenue Refunding Bonds. The mortgage
loan is  secured  by a deed to secure
debt   and   a   security   agreement
covering   the  real   and   personal
property   of  the   Harbour   Pointe
Apartments.                                            $ 9,125        $ 9,125

     Developer  loan  payable  by The
Lakes  Joint  Venture  which  secures
County    of    Orange,    California
Tax-Exempt   Apartment   Develop-ment
Revenue  Bonds.  The mortgage loan is
nonrecourse and is secured by a first
deed of trust plus all  future  rents
and income  generated by The Lakes at
South Coast Apartments.                                 75,600         75,600

     Nonrecourse  loan payable by The
Lakes Joint  Venture to bank  secured
by a third  deed of  trust  plus  all
future rents and income  generated by
The Lakes at South Coast  Apartments.                    4,584          4,584

     Prior indebtedness  principal by
The Lakes  Joint  Venture  payable to
bank.  This obligation is nonrecourse
to the joint venture.                                    3,561          3,561

     Deferred gain on  forgiveness of
debt of The Lakes Joint  Venture (net
of accumulated amortization of $1,707
and  $1,535  at  June  30,  1996  and
December  31,   1995,   respectively)                   3,572           3,744

                                                   ----------      ----------
                                                       96,442          96,614

     Less:  Long-term debt in default
(see   discussion   below)                           (87,317)        (87,489)

                                                  ----------      ----------
                                                  $    9,125      $    9,125
                                                  ==========      ==========

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

        Pursuant to the financing agreement, a bank has issued an irrevocable letter of credit to the Bond trustee in the joint venture's name for $9,247,500. An annual fee equal to 1% of the letter of credit balance is payable monthly to the extent of net cash operating income available to pay such fees.The letter of credit is scheduled to expire on December 15, 1997.

    Debt secured by The Lakes at South Coast Apartments:

       Original financing for construction of The Lakes at South Coast Apartments was provided from a developer loan in the amount of $76,000,000 funded by the proceeds of a public offering of tax-exempt apartment development revenue bonds. The Venture had been in default of the developer loan beginning in December 1989 for failure to make full and timely payments on the loan. The original bond issue was refinanced during 1991 and the original developer loan was extinguished. The new developer loan (1991 Developer Loan), in the amount of $75,600,000, is payable to the County of Orange and was funded by the proceeds of a public offering of tax-exempt apartment development revenues bonds issued, at par, by the County of Orange, California in September 1991. Principal is payable upon maturity, December 1, 2006. Interest on the bonds is variable, with the rate determined weekly by a remarketing agent and is payable in arrears on the first of each month.

       The loan is secured by a first deed of trust plus all future rents and income generated by the operating investment property. Bond principal and interest payments are secured by and payable from an irrevocable letter of credit issued by a bank in the amount of $76,569,000, expiring December 15, 1998. The Venture pays an annual letter of credit fee equal to 1.0% of the outstanding amount, payable 60% monthly with the remaining 40% (Unpaid Accrued Letter of Credit Fees) deferred and paid in accordance with the Reimbursement Agreement (see the Partnership's Annual Report for a further discussion of the Reimbursement Agreement). Such Unpaid Accrued Letter of Credit Fees were $1,459,000 and $1,306,000 at June 30, 1996 and December 31, 1995, respectively. The bank letter of credit is secured by a second deed of trust on the operating investment property and future rents and income from the operating investment property.

       The 1991 Developer Loan contains several restrictive covenants, including, among others, a requirement that the Venture furnish the letter of credit issuer in September 1994 and September 1996 with certified independent appraisals of the fair market value of the operating investment property for amounts equal to or greater than $92,000,000 and $100,000,000, respectively. Failure to provide such appraisals constitute events of default under the Reimbursement Agreement. To date, the Lakes Joint Venture has not provided the lender with an appraisal which meets either the $92,000,000 or $100,000,000 requirement, and the lender has not waived or modified the minimum appraised value requirements. Accordingly, the Venture is technically in default under the Reimbursement Agreement. In February 1996, the lender issued a formal notice of default to the Joint Venture pursuant to the Reimbursement Agreement. During fiscal 1996 and the first half of fiscal 1997, the Partnership has engaged in discussions with the lender regarding possible changes in the appraisal requirements, however, no agreement has been reached to date. There can be no assurances that the lender will grant any relief in connection with these appraisal covenants. Accordingly, the carrying amount of the debt related to The Lakes Joint Venture has been classified as long-term debt in default on the accompanying balance sheets as of September 30, 1996 and March 31, 1996.

       In the event that management is successful in negotiating a waiver or modification of the minimum appraised value requirements described above for The Lakes Joint Venture, the Partnership will continue to direct the management of the remaining operating properties in order to generate sufficient cash flow to sustain operations in the near-term while attempting to maximize their long-term values. Even under these circumstances, it remains to be seen whether such a strategy would result in the return of any significant amount of invested capital to the Limited Partners. If management cannot reach an agreement with The Lakes' mortgage lender regarding the appraisal covenants, the lender could choose to initiate foreclosure proceedings. While the Partnership is prepared to exercise all available legal remedies in the event that the lender takes such actions, if the Partnership were not successful with its legal defenses the result could be a foreclosure of the operating property. If such a foreclosure were to occur within the next 2 years, the Partnership may be unable to recover the net carrying value of the operating investment property, which exceeded its estimated market value by approximately $6 million as of June 30, 1996. In the event that the ownership of The Lakes was transferred to the lender as a result of foreclosure actions, the Partnership would have to weigh the costs of continued operations against the realistic hopes for any future recovery of capital from the other two investments. Under such circumstances, the Managing General Partner might determine that it would be in the best interests of the Limited Partners to liquidate the remaining investments and terminate the Partnership. Management will reassess its future operating strategy once the appraisal covenant compliance issue on The Lakes is fully resolved. These conditions raise substantial doubt about the Venture's and the Partnership's ability to continue as going concerns. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

       The restructuring of the Prior Indebtedness, the Deferred Letter of Credit Fees and the line of credit borrowings in 1991 was accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,279,000, has been deferred and is being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. At June 30, 1996 and December 31, 1995, $3,572,000 and $3,744,000, respectively, of such forgiven debt (net of accumulated amortization) is reflected in the accompanying balance sheets.

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

     The letters of credit which collateralize the Lincoln Garden and Harbour Pointe mortgage loans are scheduled to expire on May 1, 1997 and December 15, 1997, respectively. Management is currently evaluating its options for renewing these letters of credit. If the letters of credit are not renewed, the mortgage loans would become immediately due and payable upon these expiration dates and would need to be repaid from the proceeds of a sale or refinancing of the operating investment properties. If a sale or refinancing could not be accomplished, the properties could be subject to foreclosure by the lenders. The outcome of this situation cannot presently be determined.


     Despite a general strengthening in the real estate market for multi-family residential properties over the past several years, based on current cash flows generated from operations, all three of the Partnership's remaining properties have estimated current market values which are below the balances of their outstanding debt obligations. It remains to be seen whether further improvement in market conditions will occur as rapidly or to the extent necessary to enable the Partnership to recover any meaningful portion of its original investment in these three remaining properties. At the present time, the recovery of the local markets in which the Partnership's remaining properties are located is being slowed by, in all cases, new construction of competing apartment properties. The new construction activity in the Bradenton, Florida (Harbour Pointe), Tucson, Arizona (Lincoln Garden) and Costa Mesa, California (The Lakes) markets represents the first substantial additions to the market supply of apartment units in these markets in several years and has forced the Partnership to offer rental concessions at its investment properties in order to maintain occupancy levels. The supply of new apartment units has also restrained rental rate growth at the Partnership's properties over the past year.

     As previously reported, the Reimbursement Agreement which governs the secured debt obligations of The Lakes Joint Venture contains certain restrictive covenants, including, among others, a requirement that the venture provide the lender, in September 1994 and September 1996, with certified independent appraisals of the operating property indicating the value of the property to be equal to or greater than $92 million and $100 million, respectively. Failure to provide such appraisals is defined as an event of default under the Reimbursement Agreement. Based on current cash flow levels and the prevailing market conditions, the value of the property could be expected to be considerably less than $92 million as of September 30, 1996. The Managing General Partner has had preliminary discussions with the lender regarding possible changes to the appraisal requirements. Preliminary indications have been that the lender might consider waiving or modifying the minimum appraised value requirements in exchange for a rearrangement of the timing and amounts of certain payment priorities, as specified in the Reimbursement Agreement. However, to date the venture has not provided the lender with appraisals which meet either of the minimum thresholds, and the lender has not waived or modified the minimum appraised value requirements. In February 1996, the lender issued a formal notice of default to the Joint Venture pursuant to the Reimbursement Agreement. At this time, management does not expect the lender to take any additional actions as long as progress continues to be made in negotiations for modification to the terms of the Reimbursement Agreement. However, there can be no assurances that the lender will grant any relief in connection with these appraisal covenants.

     In the event that management is successful in negotiating a waiver or modification of the minimum appraised value requirements described above for The Lakes Joint Venture, which represents approximately 49% of the Partnership's original investment portfolio, the Partnership will continue to direct the management of the remaining operating properties in order to generate sufficient cash flow to sustain operations in the near-term while attempting to maximize their long-term values. As discussed above, even under these circumstances, it remains to be seen whether such a strategy would result in the return of any significant amount of invested capital to the Limited Partners. If management cannot reach an agreement with The Lakes' mortgage lender regarding the appraisal covenants, the lender could choose to initiate foreclosure proceedings. While the Partnership is prepared to exercise all available legal remedies in the event that the lender takes such actions, if the Partnership were not successful with its legal defenses the result could be a foreclosure of the operating property. If such a foreclosure were to occur within the next 2 years, the Partnership may be unable to recover the net carrying value of The Lakes' operating investment property, which exceeded its estimated market value by approximately $6 million as of June 30, 1996. In the event that the ownership of The Lakes was transferred to the lender as a result of foreclosure actions, the Partnership would have to weigh the costs of continued operations against the realistic hopes for any future recovery of capital from the other two investments. Under such circumstances, the Managing General Partner might determine that it would be in the best interests of the Limited Partners to liquidate the remaining investments and terminate the Partnership. Management will reassess its future operating strategy once the appraisal covenant compliance issue on The Lakes is fully resolved.

     Barring a significant increase in tax-exempt interest rates, excess cash flow from Harbour Pointe should continue to be sufficient to cover the Partnership's operating expenses over the near term. Excess cash flow from the Lincoln Garden joint venture has been minimal and is primarily payable to the co-venturer for the repayment of prior advances. To the extent that the Partnership's operating properties generate excess cash flow after current debt service, a substantial portion of such amounts will be reinvested in the properties to make certain repairs and improvements aimed at maximizing long-term values. At The Lakes, capital improvements for calendar 1996 have included a continuation of the program to upgrade the hallways, elevator landings, lobbies, carpeting and signage. As previously reported, management reached an agreement with the mortgage lender regarding the release of certain restricted cash amounts to pay for these planned improvements, as well as for the painting of the building exteriors. Improvements at Lincoln Garden for calendar 1996 have included renovations to the clubhouse, additional exterior lighting and appliance replacement on an as-needed basis. Improvements at the Harbour Pointe Apartments during calendar 1996 included new pool furniture, the installation of additional sidewalks and upgrading the unit interiors on a turnover basis. During calendar 1995, the installation of individual water meters in all units at Harbour Pointe was completed, which transferred the water usage costs from the joint venture to the tenants. The full twelve-month effect of this reduction in operating expenses has improved the venture's cash flow in calendar 1996. The amount and timing of the funds to be spent on future property improvements at both Lincoln Garden and Harbour Pointe will depend upon the availability of cash flow from the respective property's operations.

     At September 30, 1996, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $1,323,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and the consolidated ventures and, to the extent necessary and economically justified, to fund the Partnership's share of any future operating deficits of its remaining joint venture investments. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the remaining investment properties and from proceeds received from the sale, refinancing or other disposition of such properties.

Results of Operations
Three Months Ended September 30, 1996

     The Partnership's net loss decreased by $131,000 for the three-month period ended September 30, 1996, as compared to the same period in the prior year. This favorable change in net loss resulted largely from a decrease in the Partnership's operating loss of $123,000. Operating loss decreased mainly due to increases in rental income and a decrease in interest expense. Rental income from the consolidated joint ventures increased by $45,000 primarily due to an increase in average occupancy and a small increase in rental rates at The Lakes at South Coast Apartments. Interest expense decreased by $147,000 mainly due to a decrease in the variable interest rate on the first mortgage loan secured by The Lakes at South Coast Apartments. The increase in rental income and the decrease in interest expense were partially offset by an increase in property operating expenses. Property operating expenses increased by $112,000 primarily due to an increase in repairs and maintenance expenses at The Lakes at South Coast Apartments in connection with the enhancement projects described above.

     The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden Joint Venture decreased by $3,000 in the current three-month period compared to the same period last year, primarily due to decreases in the venture's interest expense and real estate taxes.

Six Months Ended September 30, 1996

     The Partnership's net loss decreased by $489,000 for the six-month period ended September 30, 1996, as compared to the same period in the prior year. This favorable change in net loss resulted from a decrease in the Partnership's operating loss of $501,000. Operating loss decreased mainly due to increases in rental and other income from the consolidated joint ventures and a decrease in interest expense. Rental income increased by $129,000 primarily due to an increase in average occupancy and a small increase in rental rates at The Lakes at South Coast Apartments. Other income increased by $128,000 largely due to the receipt of a real estate tax refund by The Lakes Joint Venture during the current period. Interest expense decreased by $341,000 mainly due to a decrease in the variable interest rate on the first mortgage loan secured by The Lakes at South Coast Apartments. The increases in rental and other income and the decrease in interest expense were partially offset by an increase in property operating expenses. Property operating expenses increased by $150,000 primarily due to an increase in repairs and maintenance expenses at The Lakes at South Coast Apartments in connection with the enhancement projects described above.

     The decrease in the Partnership's operating loss was partially offset by an increase in the Partnership's share of unconsolidated venture's loss. The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden Joint Venture, increased by approximately $17,000 for the current six-month period primarily due to a small decrease in the venture's rental income resulting from a decrease in average occupancy at the Lincoln Garden Apartments.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

     With regard to the Abbate action described in the Annual Report on Form 10-K for the year ended March 31, 1996, in September 1996 the court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitations. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders remains undeterminable at the present time.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. However, PaineWebber has agreed not to seek indemnificaiton for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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






Dated:  November 13, 1996