Form 10-Q
period 1996-12-31
PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD
filed 1997-02-13
CIK 772124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------


                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from           to          .


                            Commission File Number    :  0-17150


                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
            (Exact name of registrant as specified in its charter)


              Texas                                          76-0147579
(State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                            Identification No.)


265 Franklin Street, Boston, Massachusetts                            02110
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


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

                           CONSOLIDATED BALANCE SHEETS
                December 31, 1996 and March 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                  December 31      March 31
                                                  -----------      -------

Operating investment properties:
   Land                                           $  18,190      $  18,190
   Buildings and improvements                        77,566         76,995
                                                  ---------      ---------
                                                     95,756         95,185
   Less accumulated depreciation                    (27,769)       (25,465)
                                                  ---------      ---------
                                                     67,987         69,720

Cash and cash equivalents                             2,419          1,390
Restricted cash                                       3,778          4,164
Accounts receivable - affiliates                         20             16
Prepaid and other assets                                 78             68
Deferred expenses, net                                  686            769
                                                  ---------      ---------
                                                  $  74,968      $  76,127
                                                  =========      =========

                        LIABILITIES AND PARTNERS' DEFICIT

Long-term debt in default                         $  86,370      $  87,489
Accounts payable and accrued expenses                   900            355
Accrued interest and fees                             5,001          4,258
Tenant security deposits                                479            477
Equity in losses of unconsolidated joint venture
  in excess of investments and advances               2,315          2,223
Long-term debt                                        9,125          9,125
Co-venturers' share of net assets of
  consolidated ventures                               1,080          1,153
Partners' deficit                                   (30,302)       (28,953)
                                                  ---------      ----------
                                                  $  74,968      $  76,127
                                                  =========      =========

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
        For the nine months ended December 31, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                   General       Limited
                                                   Partners      Partners
                                                   --------      --------

Balance at March 31, 1995                           $(2,500)      $(23,840)
Net loss                                               (102)        (1,946)
                                                    -------       --------
Balance at December 31, 1995                        $(2,602)      $(25,786)
                                                    =======       ========

Balance at March 31, 1996                           $(2,631)      $(26,322)
Net loss                                                (66)        (1,283)
                                                    --------      ---------
Balance at December 31, 1996                        $(2,697)      $(27,605)
                                                    =======       ========



                             See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and nine months ended December 31, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                   Three Months Ended      Nine Months Ended
                                       December 31,          December 31,
                                  ------------------      ------------------
                                    1996        1995         1996     1995
                                    ----        ----         ----     ----

Revenues:
   Rental income                 $  2,572     $ 2,445     $  7,545    $ 7,289
   Interest income                     36          61          166        159
   Other income                       125         109          471        327
                                 --------     -------     --------    -------
                                    2,733       2,615        8,182      7,775

Expenses:
   Property operating expenses        903       1,031        2,803      2,781
   Real estate taxes                  248          39          745        533
   Interest expense                 1,175       1,301        3,528      3,995
   Depreciation                       773         751        2,309      2,264
   General and administrative          50          62          127        186
                                 --------     -------     --------    -------
                                    3,149       3,184        9,512      9,759
                                 --------     -------     --------    -------

Operating loss                       (416)       (569)      (1,330)    (1,984)

Partnership's share of
  unconsolidated
  venture's loss                      (31)        (24)         (92)       (68)

Co-venturers' share of
  consolidated
  ventures' losses                     31           2           73          4
                                 --------     -------     --------    -------

Net loss                         $   (416)    $  (591)    $ (1,349)   $(2,048)
                                 ========     =======     ========    =======

Net loss per Limited
 Partnership Unit                $ (9.53)     $(13.50)    $ (30.81)   $(46.73)
                                  =======     =======     ========    =======

The above net loss per Limited Partnership Unit is based upon the 41,644 Limited Partnership Units outstanding for each period.













                             See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended December 31, 1996 and 1995
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                           1996         1995
                                                           ----         ----
Cash flows from operating activities:
   Net loss                                            $  (1,349)   $  (2,048)
   Adjustments to reconcile net loss to
    net cash provided by operating activities:
     Depreciation                                          2,304        2,264
     Amortization of deferred financing costs                 83           83
     Amortization of deferred gain on forgiveness of debt   (257)        (257)
     Partnership's share of unconsolidated venture's loss     92           68
     Co-venturers' share of consolidated ventures' losses    (73)          (4)
     Changes in assets and liabilities:
      Accounts receivable - affiliates                        (4)          (4)
      Prepaid and other assets                               (10)          (7)
      Accounts payable and accrued expenses                  545           46
      Accrued interest and fees                              743          896
      Tenant security deposits                                 2          (11)
                                                       ---------    ---------
      Total adjustments                                    3,425        3,074
                                                       ---------    ---------
      Net cash provided by operating activities            2,076        1,026
                                                       ---------    ---------

Cash flows from investing activities:
   Additions to buildings and improvements                  (571)          (6)
                                                       ---------    ---------
      Net cash used in investing activities                 (571)          (6)
                                                       ---------    ---------

Cash flows from financing activities:
   Net withdrawals from restricted cash                      386          789
   Repayment of principal on long-term debt                 (862)           -
                                                       ---------    ---------
      Net cash (used in) provided by
        financing activities                                (476)         789
                                                       ---------    ---------

Net increase in cash and cash equivalents                  1,029        1,809

Cash and cash equivalents, beginning of period             1,390        1,292
                                                       ---------    ---------

Cash and cash equivalents, end of period               $   2,419    $   3,101
                                                       =========    =========

Cash paid during the period for interest               $   2,815    $   3,273
                                                       =========    =========












                             See accompanying notes.

                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
                  Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  General

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

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and March 31, 1996 and revenues and expenses for each of the three- and nine-month periods ended December 31, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

2. Related Party Transactions

        Included in general and administrative expenses for the nine months ended December 31, 1996 and 1995 is $55,000 and $61,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        Also included in general and administrative expenses for both the nine months ended December 31, 1996 and 1995 is $3,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investment in Unconsolidated Joint Venture Partnership

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

    Summarized operations of the unconsolidated joint venture, for the periods indicated, are as follows:

                         Condensed Summary of Operations
        For the three and nine months ended September 30, 1996 and 1995
                                 (in thousands)

                                     Three Months Ended      Nine Months Ended
                                        September 30,         September 30,
                                     ------------------      ----------------
                                      1996        1995         1996     1995
                                      ----        ----         ----     ----

    Rental revenues                $  277      $  279      $  836     $   876
    Interest and other income          14          18          45          41
                                   ------      ------      ------     -------
                                      291         297         881         917

    Property operating expenses       157         154         471         464
    Interest expense                  115         119         357         379
    Depreciation and amortization      64          59         189         174
                                   ------      ------      ------     -------
                                      336         332       1,017       1,017
                                   ------      ------      ------     -------
    Net loss                       $  (45)     $  (35)     $ (136)    $  (100)
                                   ======      ======      ======     =======

    Net loss:
      Partnership's share
       of net loss                 $  (30)     $  (23)     $  (89)    $   (65)
      Co-venturer's share
       of net loss                    (15)        (12)        (47)        (35)
                                   ------      ------      ------     -------
                                   $  (45)     $  (35)     $ (136)    $  (100)
                                   ======      ======      ======     =======

               Reconciliation of Partnership's Share of Operations
         For the three and nine months ended September 30, 1996 and 1995
                                 (in thousands)

                                      Three Months Ended    Nine Months Ended
                                          September 30,       September 30,
                                      ------------------    -----------------
                                        1996       1995        1996     1995
                                        ----       ----        ----     ----

     Partnership's share of
       operations, as shown above      $  (30)    $  (23)     $  (89)  $  (65)
     Amortization of excess basis          (1)        (1)         (3)      (3)
                                       ------     ------      ------   ------
     Partnership's share of
       unconsolidated venture's loss   $  (31)    $  (24)     $  (92)  $  (68)
                                       ======     ======      ======   ======

4.  Operating Investment Properties

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

        The following is a combined summary of property operating expenses for the Harbour Pointe Apartments and The Lakes at South Coast Apartments for the three and nine months ended September 30, 1996 and 1995 (in thousands):

                                       Three Months Ended    Nine Months Ended
                                         September 30,          September 30,
                                       -----------------     ----------------
                                         1996     1995           1996     1995
                                         ----     ----           ----     ----
      Property operating expenses:
        Repairs and maintenance       $  213  $   210        $   713   $   644
        Utilities                        147      166            447       463
        Management fees                   96       91            283       272
        Other operating and
          administrative                 447      564          1,360     1,402
                                      ------   ------        -------   -------
                                      $  903   $1,031        $ 2,803   $ 2,781
                                      ======   ======        =======   =======

5. Long-term Debt

   Long-term debt on the Partnership's balance sheet at December 31, 1996 and March 31, 1996 consists of the following (in thousands):

                                                      December 31    March 31
                                                      -----------    --------
    Nonrecourse mortgage note payable by
    71st Street Housing  Partners,  Ltd.
    which secures Manatee County Housing
    Finance  Authority Revenue Refunding
    Bonds.  The mortgage loan is secured
    by a  deed  to  secure  debt  and  a
    security agreement covering the real
    and personal property of the Harbour
    Pointe Apartments.                                 $ 9,125        $ 9,125

    Developer  loan payable by The Lakes
    Joint Venture  which secures  County
    of  Orange,   California  Tax-Exempt
    Apartment    Development     Revenue
    Bonds.    The   mortgage   loan   is
    nonrecourse  and  is  secured  by  a
    first  deed of trust plus all future
    rents and  income  generated  by The
    Lakes  at  South  Coast  Apartments.                75,600         75,600

    Nonrecourse   loan  payable  by  The
    Lakes   Joint   Venture  to  a  bank
    secured  by a third  deed  of  trust
    plus all  future  rents  and  income
    generated  by  The  Lakes  at  South
    Coast Apartments.                                    3,872          4,584

    Prior indebtedness principal payable
    by  The  Lakes  Joint  Venture  to a
    bank. This obligation is nonrecourse
    to the joint venture.                                3,411          3,561

    Deferred gain on forgiveness of debt
    of The Lakes Joint  Venture  (net of
    accumulated  amortization  of $1,792
    and $1,535 at September 30, 1996 and
    December  31,  1995,   respectively)                 3,487          3,744

                                                       -------        -------
                                                        95,495         96,614

    Less: Long-term debt in default (see
    discussion below)                                  (86,370)       (87,489)

                                                      --------       --------
                                                      $  9,125       $  9,125
                                                      ========       ========

    Mortgage loan secured by the Harbour Pointe Apartments:
    -------------------------------------------------------

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

       Pursuant to the financing agreement, a bank has issued an irrevocable letter of credit to the Bond trustee in the joint venture's name for $9,247,500. An annual fee equal to 1% of the letter of credit balance is payable monthly to the extent of net cash operating income available to pay such fees. The letter of credit is scheduled to expire on December 15, 1997.

    Debt secured by The Lakes at South Coast Apartments:
    ----------------------------------------------------

       Original financing for construction of The Lakes at South Coast Apartments was provided from a developer loan in the amount of $76,000,000 funded by the proceeds of a public offering of tax-exempt apartment development revenue bonds. The Venture had been in default of the developer loan beginning in December 1989 for failure to make full and timely payments on the loan. The original bond issue was refinanced during 1991 and the original developer loan was extinguished. The new developer loan (1991 Developer Loan), in the amount of $75,600,000, is payable to the County of Orange and was funded by the proceeds of a public offering of tax-exempt apartment development revenues bonds issued, at par, by the County of Orange, California in September 1991. Principal is payable upon maturity on December 1, 2006. Interest on the bonds is variable with the rate determined weekly by a remarketing agent and is payable in arrears on the first of each month.

       The loan is secured by a first deed of trust plus all future rents and income generated by the operating investment property. Bond principal and interest payments are secured by and payable from an irrevocable letter of credit issued by a bank in the amount of $76,569,000, expiring December 15, 1998. The Venture paid an annual letter of credit fee equal to 1.0% of the outstanding amount, payable 60% monthly with the remaining 40% (Unpaid Accrued Letter of Credit Fees) deferred and paid in accordance with the Reimbursement Agreement, through December 15, 1996. Commencing on December 16, 1996, the annual letter of credit fee increases to 1.375%, payable 73% monthly with 27% deferred. See the Partnership's Annual Report for a further discussion of the Reimbursement Agreement. Unpaid Accrued Letter of Credit Fees were $1,536,000 and $1,306,000 at September 30, 1996 and December 31, 1995, respectively. The bank letter of credit is secured by a second deed of trust on the operating investment property and future rents and income from the operating investment property.

       The 1991 Developer Loan contains several restrictive covenants, including, among others, a requirement that the Venture furnish the letter of credit issuer in September 1994 and September 1996 with certified independent appraisals of the fair market value of the operating investment property for amounts equal to or greater than $92,000,000 and $100,000,000, respectively. Failure to provide such appraisals constitute events of default under the Reimbursement Agreement. To date, the Lakes Joint Venture has not provided the lender with an appraisal which meets either the $92,000,000 or $100,000,000 requirement, and the lender has not waived or modified the minimum appraised value requirements. Accordingly, the Venture is technically in default under the Reimbursement Agreement. In February 1996, the lender issued a formal notice of default to the Joint Venture pursuant to the Reimbursement Agreement. During fiscal 1996 and 1997, the Partnership has engaged in discussions with the lender regarding possible changes in the appraisal requirements, however, no agreement has been reached to date. There can be no assurances that the lender will grant any relief in connection with these appraisal covenants. Accordingly, the carrying amount of the debt related to The Lakes Joint Venture has been classified as long-term debt in default on the accompanying balance sheets as of December 31, 1996 and March 31, 1996.

       If management cannot reach an agreement with The Lakes' mortgage lender regarding the appraisal covenants, the lender could choose to initiate foreclosure proceedings. If such a foreclosure were to occur within the next 2 years, the Partnership may be unable to recover the net carrying value of the operating investment property. The Partnership would, however, recognize a net gain upon a foreclosure of The Lakes at South Coast Apartments because the carrying value of the related non-recourse debt significantly exceeds the net carrying value of the operating investment property. In the event that the ownership of The Lakes was transferred to the lender as a result of foreclosure actions, the Partnership would have to weigh the costs of continued operations against the realistic hopes for any future recovery of capital from the other two investments. Under any circumstances, it appears unlikely at the present time that the Partnership will be able to return any significant amount of invested capital to the Limited Partners. Consequently, the Managing General Partner might determine that it would be in the best interests of the Limited Partners to liquidate the remaining investments and terminate the Partnership in the near term. Management is currently evaluating the potential for disposing of the Partnership's remaining investments and completing a liquidation. The results of such analysis will be communicated to the Limited Partners in future reports. These conditions raise substantial doubt about the Venture's and the Partnership's ability to continue as going concerns. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

       The restructuring of the Prior Indebtedness, the Deferred Letter of Credit Fees and the line of credit borrowings in 1991 was accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,279,000, has been deferred and is being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. At
    September  30,  1996 and  December  31,  1995,  $3,487,000  and  $3,744,000,
    respectively, of such forgiven debt (net of accumulated amortization) is reflected in the accompanying balance sheets.

7.  Contingencies

       As discussed in more detail in the Annual Report for the year ended March 31, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters might have on the Partnership's financial statements, taken as a whole.

                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

       As previously reported, the operations of the three remaining assets, The Lakes at South Coast Apartments, the Harbour Pointe Apartments and the Lincoln Garden Apartments, have been stabilized as a result of successful debt restructurings, and the properties do not currently require the use of the Partnership's cash reserves to support operations. Nonetheless, the properties would not operate at or above breakeven under conventional financing terms based on the current outstanding principal amounts owed. All three of these properties have been financed with tax-exempt revenue bonds issued by local housing authorities. The interest rates on all three of these restructured debt obligations are now variable rates which are based on comparable rates on similar tax-exempt obligations. Such rates have remained 3 to 4 percent per annum below comparable conventional rates over the past several years. The debt modification agreement for The Lakes was structured with certain debt service reserves and accrual features intended to help absorb interest rate fluctuations. The Lakes Joint Venture currently has over $1,200,000 of lender-controlled reserves in place to help cover possible future debt service shortfalls. The Harbour Pointe and Lincoln Garden joint ventures would require advances from the venture partners, principally the Partnership in the case of Harbour Pointe, if future cash flows are insufficient to cover any increases in debt service payments.

     The letters of credit which collateralize the Lincoln Garden and Harbour Pointe mortgage loans are scheduled to expire on May 1, 1997 and December 15, 1997, respectively. Management is currently evaluating its options for renewing these letters of credit. The estimated market values of both properties are likely to be insufficient to meet the loan-to-value ratio requirements for the issuance of new letters of credit. If the letters of credit are not renewed, the mortgage loans would become immediately due and payable upon these expiration dates and would need to be repaid from the proceeds of a sale or refinancing of the operating investment properties. If a sale or refinancing could not be accomplished, the properties could be subject to foreclosure by the lenders. The outcome of this situation cannot presently be determined.

     As previously reported, the Reimbursement Agreement which governs the secured debt obligations of The Lakes Joint Venture contains certain restrictive covenants, including, among others, a requirement that the venture provide the lender, in September 1994 and September 1996, with certified independent appraisals of the operating property indicating the value of the property to be equal to or greater than $92 million and $100 million, respectively. Failure to provide such appraisals is defined as an event of default under the Reimbursement Agreement. Based on current cash flow levels and the prevailing market conditions, the value of the property could be expected to be considerably less than $92 million as of December 31, 1996. During fiscal 1996 and 1997, the Managing General Partner has had discussions with the lender regarding possible changes to the appraisal requirements. Preliminary indications have been that the lender might consider waiving or modifying the minimum appraised value requirements in exchange for a rearrangement of the timing and amounts of certain payment priorities, as specified in the Reimbursement Agreement. However, to date the venture has not provided the lender with appraisals which meet either of the minimum thresholds, and the lender has not waived or modified the minimum appraised value requirements. In February 1996, the lender issued a formal notice of default to the Joint Venture pursuant to the Reimbursement Agreement. At this time, management does not expect the lender to take any additional actions as long as progress continues to be made in negotiations for modification to the terms of the Reimbursement Agreement. However, there can be no assurances that the lender will ultimately grant any relief in connection with these appraisal covenants.

     If management cannot reach an agreement with The Lakes' mortgage lender regarding the appraisal covenants, the lender could choose to initiate foreclosure proceedings. If such a foreclosure were to occur within the next 2 years, the Partnership may be unable to recover the net carrying value of The Lakes' operating investment property. The Partnership would, however, recognize a net gain upon a foreclosure of The Lakes at South Coast Apartments, which represented 49% of the Partnership's original investment portfolio, because the carrying value of the related non-recourse debt significantly exceeds the net carrying value of the operating investment property. In the event that the ownership of The Lakes was transferred to the lender as a result of foreclosure actions, the Partnership would have to weigh the costs of continued operations against the realistic hopes for any future recovery of capital from the other two investments. Under any circumstances, it appears unlikely at the present time that the Partnership will be able to return any significant amount of invested capital to the Limited Partners. Consequently, the Managing General Partner might determine that it would be in the best interests of the Limited Partners to liquidate the remaining investments and terminate the Partnership in the near term. Management is currently evaluating the potential for disposing of the Partnership's remaining investments and completing a liquidation. The results of such analysis will be communicated to the Limited Partners in future reports.

     Barring a significant increase in tax-exempt interest rates, excess cash flow from Harbour Pointe should continue to be sufficient to cover the Partnership's operating expenses over the near term. Excess cash flow from the Lincoln Garden joint venture has been minimal and is primarily payable to the co-venturer for the repayment of prior advances. To the extent that the Partnership's operating properties generate excess cash flow after current debt service, a substantial portion of such amounts will be reinvested in the properties to make certain repairs and improvements aimed at maximizing long-term values. At The Lakes, capital improvements for calendar 1996 included a continuation of the program to upgrade the hallways, elevator landings, lobbies, carpeting and signage. As of December 31, 1996, the hallway and lobby renovations were completed, except for the addition of furniture and accessories which is in process. As previously reported, management reached an agreement with the mortgage lender regarding the release of certain restricted cash amounts to pay for these improvements. Improvements at Lincoln Garden for calendar 1996 included renovations to the clubhouse, additional exterior lighting and appliance replacement on an as-needed basis. Improvements at the Harbour Pointe Apartments during calendar 1996 included new pool furniture, repairs to the surface area around the swimming pool, the installation of additional sidewalks and upgrading the unit interiors on a turnover basis. During calendar 1995, the installation of individual water meters in all units at Harbour Pointe was completed, which transferred the water usage costs from the joint venture to the tenants. The full twelve-month effect of this reduction in operating expenses improved the venture's cash flow in calendar 1996.

     At December 31, 1996, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $2,419,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and the consolidated ventures and, to the extent necessary and economically justified, to fund the Partnership's share of any future operating deficits of its remaining joint venture investments. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the remaining investment properties and from proceeds, if any, received from the sale, refinancing or other disposition of such properties.

Results of Operations
Three Months Ended December 31, 1996
------------------------------------

     The Partnership's net loss decreased by $175,000 for the three-month period ended December 31, 1996, as compared to the same period in the prior year. This favorable change in net loss resulted largely from a decrease in the Partnership's operating loss of $153,000. Operating loss decreased mainly due to an increase in rental income and decreases in interest and property operating expenses attributable to the consolidated joint ventures. Rental income from the consolidated joint ventures increased by $127,000 primarily due to an increase in rental rates at The Lakes at South Coast Apartments in the current period. Interest expense decreased by $126,000 mainly due to a decrease in the variable interest rate on the first mortgage loan secured by The Lakes at South Coast Apartments as well as a reduction in the outstanding principal balance of the other debt secured by The Lakes. Property operating expenses decreased by $128,000 primarily due to reductions in salaries, utilities and various other operating expenses at The Lakes at South Coast Apartments. The increase in rental income and the decreases in interest and property operating expenses were partially offset by an increase in real estate taxes at the Lakes Joint Venture for the current three-month period.

     The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden Joint Venture increased by $7,000 for the current three-month period, compared to the same period last year, primarily due to a slight increase in depreciation charges. Rental income at Lincoln Garden was flat compared to the same period in the prior year.

Nine Months Ended December 31, 1996
-----------------------------------

     The Partnership's net loss decreased by $699,000 for the nine-month period ended December 31, 1996, as compared to the same period in the prior year. This favorable change in net loss resulted from a decrease in the Partnership's operating loss of $654,000. Operating loss decreased mainly due to increases in rental and other income and a decrease in interest expense from the consolidated joint ventures. Rental income increased by $256,000 for the current nine-month period primarily due to an increase in rental rates at The Lakes at South Coast Apartments. Other income increased by $144,000 largely due to the receipt of a real estate tax refund by The Lakes Joint Venture during the current year. Interest expense decreased by $467,000 mainly due to a decrease in the variable interest rate on the first mortgage loan secured by The Lakes at South Coast Apartments as well as a reduction in the outstanding principal balance of the other debt secured by The Lakes. The increases in rental and other income and the decrease in interest expense were partially offset by an increase in real estate taxes at The Lakes Joint Venture for the current nine-month period.

     The decrease in the Partnership's operating loss was partially offset by an increase in the Partnership's share of unconsolidated venture's loss. The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden Joint Venture, increased by approximately $24,000 for the current nine-month period primarily due to a decrease in the venture's rental income resulting from a decline in average occupancy at the Lincoln Garden Apartments.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As discussed in prior quarterly and annual reports, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Development Fund, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

      With regard to the Abbate and Bandrowski actions described in the Annual Report on Form 10-K for the year ended March 31, 1996, in September 1996 the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to both actions was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for complete resolution of such actions. PaineWebber anticipates that releases and dismissals with regard to these actions will be received by February 1997.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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


                                    PAINEWEBBER DEVELOPMENT
                                    PARTNERS FOUR, LTD.


                                    By:  Fourth Development Fund Inc.
                                            Managing General Partner




                                    By:   /s/ Walter V. Arnold
                                          --------------------
                                          Walter V. Arnold
                                          Senior Vice President and
                                          Chief Financial Officer






Dated:  February 13, 1997