Form 10-K405
period 1997-03-31
PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD
filed 1997-06-30
CIK 772124

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 ------                    SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED: MARCH 31, 1997

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       For the transition period from to .

                         Commission File Number: 0-17150

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

        Texas                                              76-0147579
        -----                                              ----------
(State of organization)                                 (I.R.S. Employer
                                                        Identification No.)

  265 Franklin Street, Boston, Massachusetts                         02110
 (Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code (617) 439-8118

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Title of each class                                      which registered
-------------------                                      ----------------
       None                                                      None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

                                (Title of class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X        No ____.
                                             ---

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                  Form 10-K Reference
---------                                                  -------------------

Prospectus of registrant dated                                   Part IV
September 11, 1985, as supplemented

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
                                 1997 FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                    Page
                                                                          ----

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

PART III

Item       10     Directors and Executive Officers of the Partnership     III-1

Item       11     Executive Compensation                                  III-2

Item       12     Security Ownership of Certain Beneficial Owner
                     and Management                                       III-3

Item       13     Certain Relationships and Related Transactions          III-3

PART IV

Item       14     Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                    IV-1

Signatures                                                                 IV-2

Index to Exhibits                                                          IV-3

Financial Statements and Supplementary Data                         F-1 to F-23

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-5 of this Form 10-K.

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

      As of March 31, 1997, the Partnership had investments, through joint ventures and limited partnerships, in three residential apartment complexes referred to below:


Name of Joint Venture
or Limited Partnership                                         Date of
Name and Type of Property                                      Acquisition      Type of
Location                                     Size              of Interest      Ownership (1)
----------------------------                 ----              -----------      -------------

The Lakes Joint Venture                     770 units           11/1/85         Fee ownership of land and
The Lakes at South Coast Apartments                                             improvements (through
Costa Mesa, California                                                          joint venture partnership)

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

      The Partnership originally had investments in six operating investment properties. Through March 31, 1997, three of these properties had been forfeited through foreclosure proceedings. During the fourth quarter of fiscal 1991, due to a default by the Quinten's Crossing Joint Venture under the terms of its first mortgage loan, the lender was granted, by Court order, the right to foreclose on the venture's operating property. As a result, on April 1, 1991, the Partnership's co-venturer filed an involuntary petition under Chapter 11 of the United States Bankruptcy Code on behalf of the venture. The bankruptcy petition prevented an immediate foreclosure action. However, the venture partners and the lender were unable to reach an agreement on an acceptable modification of the mortgage obligation. Accordingly, on August 27, 1992, the Partnership and its co-venturer forfeited their interests in Quinten's Crossing to the mortgage lender. The Parrot's Landing Joint Venture had stopped making the required debt service payments to the mortgage lender on February 1, 1990. Because of the defaults, the mortgage lender had the right to accelerate payment on the entire balance of the mortgage note. The mortgage lender had given the joint venture formal notice of default and had filed for foreclosure. On October 16, 1992, the Partnership and the co-venturer forfeited their interests in Parrot's Landing to the mortgage holder in settlement of the foreclosure proceedings, after protracted negotiations failed to produce an acceptable loan modification agreement. The Partnership also originally had an investment, through a limited partnership, in the Clipper Cove Apartments, located in Boynton Beach, Florida. On March 5, 1990, the Clipper Cove Apartments, owned by The Landing Apartments, Ltd., was foreclosed on by the mortgage lender. The lender was entitled to foreclose on the property because of the inability of the venture to make the required debt service payments due on the mortgage loan. Negotiations to modify the loan terms and efforts by the Partnership to locate a buyer for the property were unsuccessful. As a result of these transactions, the Partnership no longer owns any interest in these three properties.

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

      The Partnership's operating investment properties have been adversely affected by an oversupply of competing rental apartment properties in the markets in which the properties are located. The effects of the resulting competition, combined with high debt service costs and weakened local economies, resulted in the inability of all of the joint ventures to meet their original debt service obligations without contributions from the venture owners. This situation has caused the Partnership to lose its investments in the Clipper Cove Apartments, Quinten's Crossing Apartments and Parrot's Landing Apartments through foreclosure proceedings, as discussed above. These three properties comprised approximately 38% of the Partnership's original investment portfolio. Furthermore, while the three remaining ventures have obtained more favorable financing terms, additional relief from debt service obligations and continued financial support from the venture partners may be required if the properties' operations do not improve. The Managing General Partner, along with the Partnership's co-venture partners, has pursued workout negotiations with the mortgage holders on all of the operating investment properties in efforts to obtain relief from debt service obligations in order to protect the Partnership's invested capital. Despite such efforts, which have been partially successful, the Partnership will be unable to achieve most of its original objectives due to the foreclosure losses of a substantial portion of the original investment portfolio and the declines in value which have been experienced with respect to the remaining investment properties.

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

      All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past several years. However, the impact of the competition from the single-family home market has generally been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. The pace of new construction activity picked up somewhat in the local markets in which the Partnership's properties are located beginning in fiscal 1996.

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

      The general partners of the Partnership (the "General Partners") are Fourth Development Fund Inc. and Property Associates 1985, L.P. Fourth Development Fund Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber, is the managing general partner of the Partnership. The associate general partner is Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner.

      The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

      As of March 31, 1997, the Partnership owned interests in three operating properties through joint ventures and limited partnerships. These joint ventures and limited partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1997, along with an average for the year, are presented below for each property:

                                           Percent Occupied at
                        ------------------------------------------------------

                                                                    Fiscal 1997
                        6/30/96    9/30/96    12/31/96    3/31/97   Average
                        -------    -------    --------    -------   -------

The Lakes                 95%         98%        98%       98%       97%

Lincoln Garden
 Apartments               92%         90%        85%       90%       89%

Harbour Pointe
 Apartments               93%         93%        95%       95%       94%

Item 3.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments and REIT Stocks, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Development Fund Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the Managing General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Development Partners Four, Ltd., PaineWebber, including Fourth Development Fund Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Development Partners Four, Ltd., also alleged that following the sale of the partnership interests, PaineWebber, including Fourth Development Fund Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, including Fourth Development Fund Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint was very similar to the Abbate action described above and sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in both the Abbate and Bandrowski actions as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate and Bandrowski actions was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of both actions. Final releases and dismissals with regard to these actions were received subsequent to March 31, 1997.

     Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

     At March 31, 1997 there were 3,045 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for the resale of Units will develop. The Managing General Partner will not redeem or repurchase Units.

Item 6. Selected Financial Data

                   PaineWebber Development Partners Four, Ltd.
          For the years ended March 31, 1997, 1996, 1995, 1994 and 1993
                     (in thousands except for per Unit data)


                                                                  Years ended March 31,
                                            -----------------------------------------------------------------------
                                                 1997           1996         1995           1994          1993
                                                 ----           ----         ----           ----          ----

Revenues                                       $ 11,142        $ 10,644     $ 10,275       $ 10,481       $ 10,359

Operating loss                                 $   (909)       $ (2,557)    $ (2,047)      $ (1,503)      $ (2,141)

Partnership's share of
 unconsolidated ventures' losses               $   (152)       $   (124)    $    (35)      $   (101)      $ (1,032)

Partnership's share of gain on
 transfer of assets at foreclosure                    -               -            -              -       $    821

Loss before extraordinary items                $ (1,048)       $ (2,613)    $ (2,082)      $ (1,604)      $ (2,350)

Partnership's share of
 extraordinary gains on
 settlement of  debt obligations                      -               -            -              -       $  6,968

Net income (loss)                             $  (1,048)     $   (2,613)    $ (2,082)      $ (1,604)      $  4,618

Per Limited Partnership Unit:
     Loss before
        extraordinary items                   $  (23.90)     $  (59.60)     $ (47.48)      $ (36.59)     $ (54.64)

     Extraordinary gains                              -              -             -           -         $ 150.23

     Net income (loss)                        $  (23.90)     $  (59.60)     $ (47.48)      $ (36.59)     $  95.59

Total assets                                  $  73,942      $  76,127      $ 77,924       $ 80,500       $ 83,600

Mortgage loans payable                        $   9,125      $   9,125      $  9,125       $ 97,948       $ 99,856

Long-term debt in default                     $  85,903      $  87,489      $ 87,832              -              -


      The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

      The above per Limited Partnership Unit information is based upon the 41,644 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

       The Partnership offered limited partnership interests to the public from September 11, 1985 to September 5, 1987 pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. Gross proceeds of $41,644,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $32,751,000 was originally invested in joint venture interests in six residential apartment properties. The performance of the Partnership's investment properties has been adversely impacted by an oversupply of competing apartment units throughout the country and in the six local markets in which the properties are located. Through March 31, 1997, these conditions had resulted in the loss of three of the properties to foreclosure:
Clipper Cove Apartments in March 1990, Quinten's Crossing Apartments in August 1992 and Parrot's Landing Apartments in October 1992. The foreclosures of these three properties represent a loss of approximately 38% of the Partnership's original investment portfolio.

       The operations of the three remaining assets, The Lakes at South Coast Apartments, the Harbour Pointe Apartments and the Lincoln Garden Apartments, have been stabilized as a result of debt restructurings, and the properties do not currently require the use of the Partnership's cash reserves to support operations. Nonetheless, the properties would not operate at or above breakeven under conventional financing terms based on the current outstanding principal amounts owed. All three of these properties have been financed with tax-exempt revenue bonds issued by local housing authorities. The interest rates on all three of these restructured debt obligations are now variable rates which are based on comparable rates on similar tax-exempt obligations. Such rates have remained 3 to 4 percent per annum below comparable conventional rates over the past several years. The debt modification agreement for The Lakes was structured with certain debt service reserves and accrual features intended to help absorb interest rate fluctuations. The Lakes Joint Venture currently has over $1.1 million of lender-controlled reserves in place to help cover possible future debt service shortfalls. The additional restricted cash on the accompanying consolidated balance sheet as of March 31, 1997 of approximately $2.5 million relates to operating cash accounts of The Lakes Joint Venture in which disbursements are restricted by the lender. The Harbour Pointe and Lincoln
Garden joint ventures would require advances from the venture partners, principally the Partnership in the case of Harbour Pointe, if future cash flows are insufficient to cover any increases in debt service payments.

       The primary letter of credit which collateralizes the Lincoln Garden mortgage loan matured during May 1997. A tentative extension to the letter of credit for Lincoln Garden has been negotiated with the existing issuer, and the final documents to formalize the extension are in the process of being reviewed and executed. The new letter of credit would have a two-year term and would expire in May 1999. There are no assurances, however, that this agreement will be finalized. Failure to finalize the extension agreement could result in the initiation of foreclosure proceedings on the Lincoln Garden property. The outcome of this situation cannot presently be determined. The Partnership has also initiated discussions with the issuer of the letter of credit on the Harbour Pointe Apartments, which is scheduled to expire on December 15, 1997. Management is currently evaluating its options for renewing this letter of credit. In response to a request from the issuer, the Partnership has filed an application to extend the letter of credit for a three-year period. If the application is approved as submitted, the extended letter of credit would mature in December 2000. The new terms of the letter of credit agreement would require the commencement of regular principal amortization payments on the underlying first mortgage loan and would restrict the Partnership's access to excess net cash flow from property operations. If the letter of credit is not renewed, the mortgage loan would become immediately due and payable upon the December 1997 expiration date and would need to be repaid from the proceeds of a sale or refinancing of the operating investment property. If a sale or refinancing could not be accomplished, the property could be subject to foreclosure by the lender. The outcome of this situation cannot presently be determined.

       As previously reported, the Reimbursement Agreement which governs the secured debt obligations of The Lakes Joint Venture contains certain restrictive covenants, including, among others, a requirement that the venture provide the lender, in September 1994 and September 1996, with certified independent appraisals of the operating property indicating the value of the property to be equal to or greater than $92 million and $100 million, respectively. Failure to provide such appraisals is defined as an event of default under the Reimbursement Agreement. While the estimated market value of the property improved significantly during fiscal 1997, based on current cash flow levels and the prevailing market conditions the value of the property is still estimated to be considerably less than $92 million as of March 31, 1997. During fiscal 1996 and 1997, the Managing General Partner had discussions with the lender regarding possible changes to the appraisal requirements. During the most recent discussions between the Partnership and the lender, which took place subsequent to year-end, the lender indicated a potential willingness to waive the minimum appraised value requirements in exchange for a principal paydown to be funded from existing cash reserves of The Lakes Joint Venture and an increase in the currently payable portion of the letter of credit fee. However, no definitive agreement has been reached to date, the venture has not provided the lender with appraisals which meet either of the minimum thresholds, and the lender has not waived or modified the minimum appraised value requirements. In February 1996, the lender issued a formal notice of default to the Joint Venture pursuant to the Reimbursement Agreement. At this time, management does not expect the lender to take any additional actions as long as progress continues to be made in negotiations for modification to the terms of the Reimbursement Agreement. However, there can be no assurances that the lender will ultimately grant any relief in connection with these appraisal covenants. If management cannot reach an agreement with The Lakes' mortgage lender regarding the appraisal covenants, the lender could choose to initiate foreclosure proceedings. The outcome of this situation cannot presently be determined.

       While the national market for multi-family apartment properties is several years into a recovery cycle, the current estimated market values of all three of the Partnership remaining investment properties are still below the amounts of the related debt obligations. Accordingly, under any circumstances, it appears unlikely at the present time that the Partnership will be able to return any significant amount of invested capital to the Limited Partners. Consequently, the Managing General Partner is reviewing potential disposition strategies for the remaining investments. While no assurances can be given, it is currently expected that the Partnership will complete the disposition of its remaining investment properties within the next 2-to-3 years. The disposition of the last of the Partnership's investment properties would be followed by a liquidation of the Partnership. The amount of the net proceeds, if any, received from the final asset dispositions, along with any remaining cash reserves after the payment of all liquidation-related expenses, would be distributed to the Limited Partners prior to the liquidation of the Partnership.

       Barring a significant increase in tax-exempt interest rates, the Partnership's cash reserves, along with excess cash flow from the Harbour Pointe joint venture, should continue to be sufficient to cover the Partnership's operating expenses over the near term. Excess cash flow from the Lincoln Garden joint venture has been minimal and is primarily payable to the co-venturer for the repayment of prior advances. To the extent that the Partnership's operating properties generate excess cash flow after current debt service, a substantial portion of such amounts will continue to be reinvested in the properties to make certain repairs and improvements aimed at maximizing long-term values. At The Lakes, capital improvements for fiscal 1997 included the completion of the program to upgrade the hallways, elevator landings, lobbies, carpeting and signage. The major expenditures being scheduled for fiscal 1998 include exterior painting, roof repairs and renovations to the property's clubhouse. As part of the ongoing negotiations with the lender on The Lakes, as discussed further above, management of the Partnership and the lender continue to discuss the possible release of certain restricted cash amounts to pay for these improvements. Improvements at Lincoln Garden for fiscal 1997 included renovations to the clubhouse, additional exterior lighting and appliance replacements on an as-needed basis. Physical improvements planned for fiscal 1998 are limited to the replacement of carpeting, vinyl flooring, window blinds and appliances as units are leased to new tenants. Improvements at the Harbour Pointe Apartments during fiscal 1997 included new pool furniture, repairs to the surface area around the swimming pool, the installation of additional sidewalks and upgrading the unit interiors on a turnover basis. Budgeted improvements for fiscal 1998 include exterior touch-up painting, renovations to the exercise facility, new gutters to prevent water damage, parking lot repairs, additional outdoor lighting and ongoing appliance, carpeting and vinyl flooring replacements.

       At March 31, 1997, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $1,562,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and the consolidated ventures and, to the extent necessary and economically justified, to fund the Partnership's share of any future operating deficits of its remaining joint venture investments. In addition, The Lakes Joint Venture had a restricted cash balance of $3.6 million, which represents amounts available at the discretion of the lender for future debt service shortfalls, principal paydowns or operating expenses of the venture. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the remaining investment properties and from proceeds received from the sale, refinancing or other disposition of such properties.

Results of Operations
1997 Compared to 1996
---------------------

       The Partnership's net loss for fiscal 1997 decreased by $1,565,000 when compared to the prior year. This favorable change in net loss resulted from a decrease in the Partnership's operating loss of $1,648,000. Operating loss decreased mainly due to an increase in rental income and decreases in interest and depreciation and amortization expenses attributable to the consolidated Lakes and Harbour Pointe joint ventures. Rental income from the consolidated joint ventures increased by $446,000 primarily due to an increase in rental rates and occupancy at The Lakes at South Coast Apartments during fiscal 1997. Rental income from The Lakes was up almost 5% compared to the prior year. Rental revenues were up slightly at Harbour Pointe in the current year as well. Interest expense decreased by $564,000 mainly due to a decrease in the variable interest rate on the first mortgage loan secured by The Lakes at South Coast Apartments as well as a reduction in the outstanding principal balance of the other debt secured by The Lakes. As discussed further above, despite the decrease in the outstanding debt balance and the improved operating results, the remaining debt obligation secured by The Lakes continues to exceed the property's fair market value. Depreciation and amortization decreased by $468,000 primarily due to various five-year assets becoming fully depreciated at The Lakes at South Coast Apartments. A decline in Partnership general and administrative expenses of $76,000 also contributed to the improvement in the Partnership's net loss for fiscal 1997. The reduction in general and administrative expenses can be attributed mainly to a decline in certain required professional fees.

       The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden Joint Venture increased by $28,000 during fiscal 1997, as compared to the prior year, primarily due to a decrease in rental income. Rental income decreased by $64,000 mainly due to a decline in the average occupancy level at the property. The decrease in rental income was partially offset by a decline in interest expense of $22,000 as a result of a decrease in the variable interest rate on the venture's mortgage loan and by a reduction in administrative expenses of $24,000.

1996 Compared to 1995
---------------------

       The Partnership's net loss increased by $531,000 during fiscal 1996, as compared to the prior year. This unfavorable change in net loss resulted from increases in the Partnership's operating loss and the Partnership's share of unconsolidated venture's loss of $510,000 and $89,000, respectively. Operating loss increased mainly due to an increase in interest expense of $950,000, attributable to an increase in the variable interest rates on the mortgage loans secured by The Lakes at South Coast Apartments and the Harbour Pointe
Apartments. This increase in interest expense was partially offset by an increase in rental income from the consolidated joint ventures of $214,000, an increase in interest income of $74,000, an increase in other income of $81,000 and a decrease in real estate taxes of $71,000. Rental income at Harbour Pointe and The Lakes improved by 3.5% and 2%, respectively, for calendar 1995 as compared to calendar 1994, in both cases mainly due to increases in average rental rates. In addition, the two apartment properties experienced identical improvement in their average occupancy levels from 94% for calendar 1994 to 95% for calendar 1995. Interest income increased primarily due to an increase in the average outstanding balances of the interest-earning restricted cash accounts held by the mortgage lender of The Lakes Joint Venture. Other income increased mainly due to a refund of prior year real estate taxes which was received by The Lakes Joint Venture during fiscal 1996, and real estate taxes declined as a result of a reduction in the assessed value of The Lakes.

       The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden joint venture, increased by $89,000 for fiscal 1996. This increase in the Partnership's share of the venture's net loss was mainly due to an increase in interest expense, as a result of an increase in the variable interest rate on the venture's mortgage loan. A decline in other income at the Lincoln Garden joint venture for calendar 1995 was offset by a 4% increase in rental income which resulted from an increase in rental rates. The occupancy level at the Lincoln Garden Apartments averaged 95% for both calendar 1995 and 1994.

1995 Compared to 1994
---------------------

       The Partnership's net loss increased by $478,000 during fiscal 1995 as compared to the prior year. The primary reasons for this increase in net loss were increases in property operating expenses, an increase in interest expense and a decrease in other income. Property operating expenses increased by $183,000 primarily due to an increase in repairs and maintenance expenses at The Lakes at South Coast Apartments. Repairs and maintenance expenses increased as a result of the start of a major capital improvement and deferred maintenance program at the property, particularly to upgrade common areas, elevator landings and lobbies. Interest expense increased by $87,000 primarily due to an increase in the variable interest rates on the mortgage loans secured by the Partnership's consolidated joint ventures, The Lakes at South Coast Apartments and the Harbour Point Apartments. In addition, the interest cap on The Lakes debt which fixed the interest rate on the mortgage loan at less than 4% per annum expired at the end of calendar 1993. Other income decreased by $313,000 primarily due to the receipt of real estate tax refunds by The Lakes Joint Venture during calendar 1993. Rental revenues at the two consolidated investment properties for calendar 1994 were fairly flat compared to the prior year, which reflected the competitive local market conditions facing The Lakes and Harbour Pointe Apartments. At The Lakes, a combination of a still depressed Southern California economy and some newly constructed competing projects forced management to offer substantial concessions to maintain average occupancy levels in the mid-90% range. At Harbour Pointe, rental rate increases implemented in calendar 1993 had pushed rents at the property to the top of its local market. Competition from some newly constructed projects during calendar 1994 made it impossible to continue the pace of these rental rate increases.

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

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS
--------------------------------------------------

      The following factors could cause actual results to differ materially from historical results or those anticipated:

      Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

      Effect of Uninsured Loss. The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the affected property.

      Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

      The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

      Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the market. In many markets across the country, development of new multi-family properties has surged in the past 12 months. Existing properties in such markets have generally experienced increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

      Impact of Joint Venture Structure. The ownership of certain of the remaining investments through joint venture partnerships could adversely impact the timing of the Partnership's planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the Partnership's co-venture partners could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

INFLATION
---------

       The Partnership commenced operations in 1985 and completed its eleventh full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

       Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses resulting from inflation.

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

       (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                    Date elected
  Name                             Office                   Age      to Office
  ----                             ------                   ---      ---------

Bruce J. Rubin           President and Director             37        8/22/96
Terrence E. Fancher      Director                           43        10/10/96
Walter V. Arnold         Senior Vice President and
                           Chief Financial Officer          49        10/29/85

David F. Brooks          First Vice President and
                           Assistant Treasurer              54        6/24/85 *
Timothy J. Medlock       Vice President and Treasurer       36        6/1/88
Thomas W. Boland         Vice President                     34        12/1/91

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

     Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr.
Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

     Terrence E.  Fancher  was  appointed  a Director  of the  Managing  General
Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

       Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1997, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

       The Partnership recorded as income a total of $5,000 of investor servicing fees from certain of its joint ventures for the year ended March 31, 1997 in accordance with the terms of the joint venture agreements.

       An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1997 is $76,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

       The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $4,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the Adviser.

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

                               PAINEWEBBER DEVELOPMENT
                               PARTNERS FOUR, LTD.

                          By:  Fourth Development Fund Inc.
                               Managing General Partner

                          By: /s/ Bruce J. Rubin
                              ------------------
                              Bruce J. Rubin
                              President and
                              Chief Executive Officer

                          By: /s/ Walter V. Arnold
                              --------------------
                              Walter V. Arnold
                              Senior Vice President and
                              Chief Financial Officer

                          By: /s/ Thomas W. Boland
                              --------------------
                              Thomas W. Boland
                              Vice President

Dated:  June 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

By:/s/ Bruce J. Rubin                                   Date: June 27, 1997
   ------------------------                                   -------------
     Bruce J. Rubin
     Director

By:/s/ Terrence E. Fancher                              Date: June 27, 1997
   ------------------------                                   -------------
     Terrence E. Fancher
     Director

                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)
                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
                                INDEX TO EXHIBITS


                                                                           Page Number in the Report
Exhibit No.           Description of Document                              Or Other Reference
-----------           -----------------------                              ------------------

(3) and (4)           Prospectus of the Partnership                        Filed with the Commission pursuant to
                      dated September 11, 1985, as                         Rule 424(c) and incorporated herein
                      supplemented, with particular                        by reference.
                      reference to the Amended and
                      Restated Agreement and Certificate
                      of Limited Partnership


(10)                  Material contracts previously                        Filed with the Commission pursuant to
                      filed as exhibits to registration                    Section 13 or 15(d) of the Securities
                      statements and amendments thereto                    Act of 1934 and incorporated herein
                      of the registrant together with all                  by reference.
                      such contracts filed as exhibits of
                      previously filed Forms 8-K and Forms
                      10-K are hereby incorporated herein
                      by reference.


(13)                  Annual Report to Limited Partners                    No Annual Report for  fiscal year
                                                                           1997 has been sent to the Limited
                                                                           Partners.  An Annual Report will be
                                                                           sent to  the Limited Partners
                                                                           subsequent to this filing.

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




                           ANNUAL REPORT ON FORM 10-K

                      Item 14(a)(1) and (2) and Item 14(d)

                             PAINEWEBBER DEVELOPMENT
                               PARTNERS FOUR, LTD.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                     Reference
                                                                     ---------

PaineWebber Development Partners Four, Ltd.:

      Reports of independent auditors                                      F-2

      Consolidated balance sheets as of March 31, 1997 and 1996            F-4

      Consolidated statements of operations for the years ended
          March 31, 1997, 1996 and 1995                                    F-5

      Consolidated statements of changes in partners' deficit
          for the years ended March 31, 1997, 1996 and 1995                F-6

      Consolidated statements of cash flows for the years ended
           March 31, 1997, 1996 and 1995                                   F-7

      Notes to consolidated financial statements                           F-8

      Schedule III - Real Estate and Accumulated Depreciation              F-23


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

                         REPORT OF INDEPENDENT AUDITORS

The Partners
PaineWebber Development Partners Four, Ltd.:

     We have audited the accompanying consolidated balance sheets of PaineWebber Development Partners Four, Ltd. as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of 71st Street Housing Partners, Ltd., which statements reflect total assets of $7,333,000 and $7,633,000 as of December 31, 1996 and 1995, respectively, and total revenues of $1,598,000, $1,560,00, and $1,498,000 for each of the three years in the period ended December 31, 1996. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for 71st Street Housing Partners, Ltd., is based solely on the reports of the other auditors.

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

      In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Development Partners Four, Ltd. at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that PaineWebber Development Partners Four, Ltd. will continue as a going concern. As more fully described in Note 7, The Lakes Joint Venture is in default of the loan agreement encumbering its operating investment property. In addition, as more fully described in Notes 5 and 7, the Lincoln Garden Apartments Joint Venture and 71st Street Housing Partners, Ltd. are both encumbered by indebtedness which is collateralized by letters of credit, one of which has expired and the other of which is due to expire in December 1997. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans as to these matters are also described in Notes 5 and 7. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                 /S/ ERNST & YOUNG LLP
                                                     -----------------
                                                     ERNST & YOUNG LLP

Boston, Massachusetts
June 10, 1997

                           Reznick Fedder & Silverman
                          Certified Public Accountants

                       217 East Redwood Street, Suite 1900
                               Baltimore, MD 21202

                          INDEPENDENT AUDITORS' REPORT

To the Partners
71st Street Housing Partners, Ltd.

      We have audited the accompanying balance sheets of 71st Street Housing Partners, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 71st Street Housing
Partners, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          /s/ Reznick Fedder & Silverman
                                              ---------------------------
                                              Reznick Fedder & Silverman

Baltimore, Maryland
January 10, 1997

                             PAINEWEBBER DEVELOPMENT
                               PARTNERS FOUR, LTD.

                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1997 and 1996

                    (In thousands, except for per Unit data)

                                     ASSETS

                                                    1997              1996
                                                    ----              ----
Operating investment properties:

     Land                                        $  18,190         $  18,190
     Buildings and improvements                     77,896            76,995
                                                 ---------         ---------
                                                    96,086            95,185
     Less accumulated depreciation                 (28,077)          (25,465)
                                                 ---------         ---------
                                                    68,009            69,720

Cash and cash equivalents                            1,562             1,390
Restricted cash                                      3,628             4,164
Accounts receivable - affiliates                        21                16
Prepaid and other assets                                64                68
Deferred expenses, net of accumulated
  amortization of $793 ($682 in 1996)                  658               769
                                                ----------         ---------
                                                $   73,942         $  76,127
                                                ==========         =========

                        LIABILITIES AND PARTNERS' DEFICIT

Long-term debt in default                       $  85,903          $  87,489
Accounts payable and accrued expenses                 287                355
Accrued interest and fees                           4,587              4,258
Tenant security deposits                              526                477
Equity in losses of unconsolidated
 joint venture in excess of
 investments and advances                           2,375              2,223
Mortgage loan payable                               9,125              9,125
                                               ----------          ---------
         Total liabilities                       102,803             103,927

Co-venturers' share of net assets of
  consolidated ventures                            1,140               1,153

Partners' deficit:
    General Partners
      Capital contributions                            1                   1
      Cumulative net loss                         (2,684)             (2,632)

    Limited Partners ($1,000 per unit;
        41,644 Units issued):
      Capital contributions, net
        of offering costs                          36,641              36,641
      Cumulative net loss                         (63,959)            (62,963)
                                               ----------          ----------
         Total partners' deficit                 (30,001)             (28,953)
                                               ----------          ----------
                                               $  73,942           $   76,127
                                               =========           ==========




                             See accompanying notes.

                             PAINEWEBBER DEVELOPMENT
                               PARTNERS FOUR, LTD.

                    CONSOLIDATED STATEMENTS OF OPERATIONS For
                  the years ended March 31, 1997, 1996 and 1995
                    (In thousands, except for per Unit data)

                                       1997             1996              1995
                                       ----             ----              ----
Revenues:
     Rental income                $   10,554        $   10,108       $    9,894
     Interest income                     252               237              163
     Other income                        336               299              218
                                  ----------        ----------       ----------
                                      11,142            10,644           10,275
Expenses:

     Interest expense and
       related financing fees          4,593             5,157            4,207
     Property operating expenses       3,716             3,735            3,744
     Depreciation expense              2,612             3,079            3,047
     Real estate taxes                   939               962            1,033
     General and administrative          184               260              285
     Amortization expense                  7                 8                6
                                  ----------        ----------       ----------
                                      12,051            13,201           12,322
                                  ----------        ----------       ----------
Operating loss                         (909)           (2,557)          (2,047)

Co-venturers' share of
   consolidated
   ventures' losses                      13                68                -

Partnership's share of
   unconsolidated
   venture's losses                    (152)             (124)             (35)
                                   ---------        ----------      -----------

Net loss                          $  (1,048)        $  (2,613)      $   (2,082)
                                  ==========        ==========      ==========

Net loss per Limited
  Partnership Unit                $  (23.90)        $  (59.60)       $  (47.48)
                                  =========         =========        =========

The above net loss per Limited Partnership Unit is based upon the 41,644 Limited Partnership Units outstanding for each year.

                             See accompanying notes.

                             PAINEWEBBER DEVELOPMENT
                               PARTNERS FOUR, LTD.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
               For the years ended March 31, 1997, 1996 and 1995
                                 (In thousands)

                                 General           Limited
                                 Partners          Partners          Total
                                 --------          --------          -----

Balance at March 31, 1994      $  (2,396)        $ (21,862)       $ (24,258)

Net loss                            (104)           (1,978)          (2,082)
                              ----------         ---------        ---------

Balance at March 31, 1995         (2,500)          (23,840)         (26,340)

Net loss                            (131)           (2,482)          (2,613)
                              ----------         ---------        ---------

Balance at March 31, 1996         (2,631)          (26,322)         (28,953)

Net loss                             (52)             (996)          (1,048)
                              ----------         ---------        ----------

Balance at March 31, 1997     $   (2,683)        $ (27,318)       $ (30,001)
                              ==========         =========        =========


















                             See accompanying notes.

                             PAINEWEBBER DEVELOPMENT
                               PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended March 31, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents

                                 (In thousands)

                                                                       1997             1996              1995
                                                                       ----             ----              ----

Cash flows from operating activities:
   Net loss                                                        $   (1,048)        $  (2,613)       $  (2,082)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Co-venturers' share of consolidated ventures' losses               (13)              (68)               -
       Partnership's share of unconsolidated venture's losses             152               124               35
       Depreciation and amortization                                    2,619             3,087            3,053
       Amortization of deferred financing costs                           104               103              105
       Amortization of deferred gain on forgiveness of debt              (343)             (343)            (343)
       Changes in assets and liabilities:
         Accounts receivable - affiliates                                  (5)               (5)              28
         Prepaid and other assets                                           4                (1)               -
         Accounts payable and accrued expenses                            (68)              (35)              79
         Accrued interest and fees                                        329             1,102              440
         Tenant security deposits                                          49                36               43
         Advances from consolidated ventures                                -                 -             (100)
                                                                  -----------         ---------        ---------
              Total adjustments                                         2,828             4,000            3,340
                                                                  -----------         ---------        ---------
              Net cash provided by operating activities                 1,780             1,387            1,258

Cash flows from investing activities:
   Additions to buildings and improvements                               (901)             (170)            (425)
                                                                  -----------         ---------        ---------
              Net cash used in investing activities                      (901)             (170)            (425)

Cash flows from financing activities:
   Decrease (increase) in restricted cash                                 536            (1,119)            (145)
   Repayment of long-term debt                                         (1,243)                -             (648)
                                                                 ------------        ----------        ---------
              Net cash used in financing activities                      (707)           (1,119)            (793)
                                                                 ------------        ----------        ---------

Net increase in cash and cash equivalents                                 172                98               40

Cash and cash equivalents, beginning of year                            1,390             1,292            1,252
                                                                -------------        ---------        ---------

Cash and cash equivalents, end of year                          $       1,562        $   1,390        $   1,292
                                                                =============        =========        =========

Cash paid for interest                                          $       4,446        $   4,239        $   3,965
                                                                =============        =========        =========











                                               See accompanying notes.

                                              PAINEWEBBER DEVELOPMENT
                                                PARTNERS FOUR, LTD.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Organization and Nature of Operations

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

           The Partnership originally invested the net proceeds of the offering, through joint venture partnerships, in six rental apartment properties. As further discussed in Notes 4 and 5, the Partnership's operating properties have encountered major adverse business developments which, to date, have resulted in the loss of three of the original investments to foreclosure. As of March 31, 1997, the remaining three joint ventures, which had obtained more favorable financing terms, were generating net cash flow sufficient to satisfy their current debt service requirements. However, as discussed further in Note 7, one of these ventures is in default of the terms of its debt agreement.

2.  Use of Estimates and Summary of Significant Accounting Policies

           The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended March 31, 1997. Actual results could differ from the estimates and assumptions used.

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

           The Partnership accounts for one of its three remaining investments in joint venture partnerships using the equity method because the Partnership does not have majority voting control in the venture. Under the equity method the investment is carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. See Note 5 for a description of the unconsolidated joint venture partnership. As further discussed in Note 4, the Partnership acquired control of 71st Street Housing Partners, Ltd., which owns the Harbour Pointe Apartments, in fiscal 1990. In addition, the Partnership acquired control of The Lakes Joint Venture, which owns The Lakes at South Coast Apartments, in fiscal 1992. As a result, the accompanying financial statements present the financial position and results of operations of these joint ventures on a consolidated basis. As discussed above, the joint ventures have December 31 year-ends and operations of the consolidated ventures continue to be reported on a three-month lag. All material transactions between the Partnership and the joint ventures have been eliminated in consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures.

           The consolidated joint ventures' operating investment properties are carried at cost, reduced by accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The Partnership generally assesses indicators of impairment by a review of independent appraisal reports on each operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

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

           Deferred expenses on the balance sheet at March 31, 1997 and 1996 consist of joint venture modification expense and deferred loan costs. Joint venture modification expense represents a payment by the Partnership to the co-venturer in 71st Street Housing Partners, Ltd. during fiscal 1990, in return for the relinquishment of the general partner's rights to control the operations of the joint venture, and is being amortized on a straight-line basis over the term of the joint venture's mortgage note payable. Deferred loan costs are being amortized using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred loan costs is included in interest expense on the accompanying statements of operations.

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

          The cash and cash equivalents, restricted cash and long-term debt appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of cash and cash equivalents and restricted cash approximates their fair value due to the short-term maturities of these instruments. The fair value of the non-recourse long-term debt is estimated using the estimated market values of the real estate collateral because such values are below the principal balances of the debt obligations.

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

          The Partnership recorded investor servicing fee income from certain of its joint ventures of $5,000 for each of the years ended March 31, 1997, 1996 and 1995 in accordance with the terms of the joint venture agreements.

          Included in general and administrative expenses for the years ended March 31, 1997, 1996 and 1995 is $76,000, $82,000 and $84,000,
      respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

          The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $4,000, $3,000 and $4,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997, 1996 and 1995, respectively.

4.    Operating Investment Properties

          As of March 31, 1997 and 1996, the Partnership owns majority and controlling interests in two joint venture partnerships which own operating investment properties as described below. As discussed in Note 2, the Partnership's policy is to report the operations of the joint ventures on a three-month lag.

          71st Street Housing Partners, Ltd.
          ----------------------------------

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

          Distributions of cash from a sale or operations of the operating property will be made in the following order of priority: first, to repay accrued interest and principal on optional loans (none outstanding as of March 31, 1997 and 1996); second, to the Partnership until the Partnership has received an amount equal to 250% of all capital contributions theretofore made by the Partnership; and third, any remainder, will be distributed 60% to the Partnership and 40% to the co-venturers. Distributions of cash from a refinancing of the operating property shall be distributed 60% to the Partnership and 40% to the co-venturers.

          The Lakes Joint Venture
          -----------------------

          The Lakes Joint Venture ("Venture") was formed May 30, 1985 (inception) in accordance with the provisions of the laws of the State of California for the purpose of developing, owning and operating a 770-unit apartment complex (operating investment property) in Costa Mesa, California. On November 1, 1985 the Partnership acquired a 65% general partnership interest in the joint venture. The Partnership's original co-venture partner was The Lakes Development Company ("Developer"), a California general partnership and an affiliate of Regis Homes Corporation. Construction of the operating investment property was completed in December 1987. The initial aggregate cash investment made by the Partnership for its interest was approximately $16,226,000 (including an acquisition fee of $1,130,000 paid to PWPI). Construction of the property was financed from the proceeds of a nonrecourse $76,000,000 mortgage loan. On September 26, 1991, in conjunction with a refinancing and modification of the Venture's long-term indebtedness, the Developer transferred its interest in the Venture to Development Partners, Inc. ("DPI"), a Delaware corporation and a wholly-owned subsidiary of Paine Webber Group, Inc., and withdrew from the Venture. As a result of the original co-venturer's withdrawal, the Partnership assumed control over the operations of the Venture. The debt secured by the The Lakes at South Coast Apartments is in default as of March 31, 1997 due to the failure of the Venture to satisfy two covenants of the loan agreement. See Note 7 for a further discussion.

          Concurrent with the Developer's withdrawal from the Venture and the admission of DPI as a Venturer, the Venture Agreement was amended and restated effective September 26, 1991. The Venture Agreement between the Partnership and DPI provides that, if the Venture's operating revenues are insufficient to pay its operating expenses, the Venturers shall have the right, but not the obligation, to arrange third-party loans to the Venture. Alternatively, the Venturers may choose to make Optional Loans to the Venture. If both Venturers desire to make such loans, the loans shall be made in the ratio of 99.98% from the Partnership and .02% from DPI. No such Optional Loans were outstanding as of December 31, 1996.

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

          The following is a summary of combined property operating expenses for the Harbour Pointe Apartments and The Lakes at South Coast Apartments for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                             1996         1995         1994
                                             ----         ----         ----

     Property operating expenses:
          Repairs and maintenance         $   897      $   886      $   915
          Salaries and related expenses       605          625          672
          Utilities                           508          522          504
          Administrative and other          1,058        1,090        1,062
          Management fees                     381          365          349
          Leasing commissions and fees        142          132          124
          Insurance                           125          115          118
                                          -------      -------      -------
                                          $ 3,716      $ 3,735      $ 3,744
                                          =======      =======      =======

5.  Investments in Unconsolidated Joint Ventures

          The Partnership has an investment in one unconsolidated joint venture at March 31, 1997 and 1996. The unconsolidated joint venture is accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, this joint venture reports its operations on a calendar year basis.

           Condensed financial statements of the unconsolidated joint venture, for the periods indicated, follow.

                            Condensed Balance Sheets
                           December 31, 1996 and 1995
                                 (in thousands)

                                     Assets

                                              1996             1995
                                              ----             ----

Current assets                             $      86         $     108
Operating investment property, net             4,705             4,888
Other assets                                     230               292
                                           ---------         ---------
                                           $   5,021         $   5,288
                                           =========         =========

                        Liabilities and Partners' Deficit

Current liabilities                       $     562          $    502
Loans payable to affiliates                     537               537
Long-term debt                                6,700             6,800
Partnership's share of combined deficit      (2,507)           (2,359)
Co-venturer's share of combined deficit        (271)             (192)
                                          ---------         ---------
                                          $   5,021         $   5,288
                                          =========         =========

                         Condensed Summary of Operations
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                    1996              1995             1994
                                    ----              ----             ----

Rental revenues                   $   1,084        $   1,148         $   1,102
Interest and other income                68               71               109
                                  ---------        ---------         ---------
                                      1,152            1,219             1,211

Property operating expenses             665              685               636
Depreciation and amortization           255              236               212
Interest expense                        460              482               411
                                  ---------        ---------         ---------
                                      1,380            1,403             1,259
                                  ---------        ---------         ---------
Net loss                          $    (228)       $    (184)        $     (48)
                                  =========        =========         =========

Net loss:

  Partnership's share of loss     $    (148)       $    (120)        $     (31)
  Co-venturer's share of loss           (80)             (64)              (17)
                                  ---------        ---------         ---------
                                  $    (228)       $    (184)        $     (48)
                                  =========        =========         =========


                   Reconciliation of Partnership's Investment
                             March 31, 1997 and 1996
                                 (in thousands)

                                                          1997           1996
                                                          ----           ----
Partnership's share of deficit

  as shown above at December 31                        $  (2,507)     $  (2,359)
Partnership's share of venture's current
  liabilities                                                 60             60
Excess basis due to investment in joint
  venture, net (1)                                            72             76
                                                       ---------      ---------
     Equity in losses of unconsolidated joint venture in excess of investments

       and advances at March 31 (2)                    $  (2,375)     $  (2,223)
                                                       =========      =========

         (1) At March 31, 1997 and 1996 the Partnership's investment exceeds its share of the combined joint venture's deficit account by approximately $72,000 and $76,000, respectively. These amounts, which relate to certain expenses incurred by the Partnership in connection with acquiring its remaining unconsolidated joint venture investment, are being amortized using the straight-line method over the estimated useful life of the related operating investment property.

          (2) Equity in losses of unconsolidated joint venture in excess of investments and advances at March 31, 1997 and 1996 represents the Partnership's net investment in the Lincoln Garden joint venture partnership. This joint venture is subject to a partnership agreement which determines the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. As a result, substantially all of the Partnership's investment in this joint venture is restricted as to distributions.

              Reconciliation of Partnership's Share of Operations
               For the years ended March 31, 1997, 1996 and 1995
                                 (in thousands)





                                                      1997            1996            1995
                                                      ----            ----            ----

              Partnership's share of
                 operations, as shown above         $ (148)          $ (120)          $   (31)
              Amortization of excess basis              (4)              (4)               (4)
                                                    -------          -------          --------
              Partnership's share of
                 unconsolidated venture's losses    $ (152)          $ (124)          $   (35)
                                                    ======           ======           =======

           A description of the property owned by the remaining unconsolidated joint venture and certain other matters are summarized below:

                  Lincoln Garden Apartments Joint Venture
                  ---------------------------------------

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

                  During fiscal 1989,  the joint venture ceased to meet the debt service requirements of its mortgage financing and, technically, was in default of the loan agreements. In March 1989, the Partnership refinanced its loan through the refunding of certain tax-exempt revenue bonds issued by a local housing authority and obtained a lower interest rate, which reduced the venture's debt service requirements. Interest rates on the previous financing arrangement ranged from 7.2% to 8.8% per annum. Interest on the new bonds is paid at a variable rate which fluctuates weekly and is tied to the market rates on other similar tax-exempt debt instruments. The venture has remained current on its debt service payments since the date of the refinancing. The mortgage note had a remaining principal balance of $6,700,000 as of December 31, 1996 and is secured by the venture's operating investment property and a primary letter of credit in the amount of $7,188,000, which requires annual fees equal to 0.8% of the letter of credit amount and expired on May 1, 1997. A tentative extension to the letter of credit for Lincoln Garden has been negotiated with the issuer, and the final documents to formalize the extension are in the process of being reviewed and executed. The new letter of credit would have a two-year term, would require annual fees equal to 1.2% of the letter of credit amount and would expire in May 1999. There are no assurances, however, that this agreement will be finalized. Failure to finalize the extension agreement could result in the initiation of foreclosure proceedings on the Lincoln Garden property. The outcome of this situation cannot presently be determined. The Partnership would recognize a net gain for financial reporting purposes upon the foreclosure of the Lincoln Garden investment property because the prior year equity method losses and distributions from the joint venture have exceeded the Partnership's investments and advances in the venture. To improve the credit rating of the outstanding bonds and provide a more favorable variable interest rate, in 1993 the lender provided to the joint venture a confirming letter of credit for $7,109,500. The confirming letter of credit required annual fees equal to 0.3% of the letter of credit amount. This confirming letter of credit expired on June 4, 1996 and was not renewed.

                  The  co-venturer  guaranteed  to fund  negative  cash flow, as defined, of the Joint Venture during the guarantee period, which ended September 30, 1988. Operating expenses and debt service, if any, in excess of the amounts available for expenditure were to be funded by the co-venturer during the guarantee period. The co-venturer's obligation to fund cash pursuant to these guarantees was in the form of nonreturnable capital contributions through September 30, 1987, and mandatory additional capital contributions, as defined, through September 30, 1988. From October 1, 1988 until July 2, 1990, the co-venturer was required to make mandatory loans, as defined, to the Joint Venture to the extent operating revenues were insufficient to pay the operating expenses. Thereafter, if operating revenues are insufficient to pay operating expenses, either the co-venturer or the Partnership may make optional loans, as defined, to the Joint Venture, but there is no assurance that any will be made. All mandatory and optional loans bear interest at prime (8.25% at December 31, 1996) plus 1% per annum and are to be repaid from distributable funds, as defined. At December 31, 1996, mandatory and optional loans payable to the co-venturer amounted to $522,000. Unpaid interest on mandatory and optional loans at December 31, 1996, amounted to $383,000. Loans payable to the Partnership at December 31, 1996, amounted to $14,000 and are being accounted for as optional loans similar to those made by the co-venturer.

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

6.    Restricted Cash

         In September 1991, The Lakes Joint Venture entered into an agreement with its mortgage lender whereby restricted cash accounts were established for the purpose of making specific disbursements for debt service, property taxes and insurance, security deposit refunds, and funding operating deficits. These accounts are controlled by the bank in which all disbursements and transfers are dictated by the related Reimbursement Agreement (see Note 7). These cash accounts are included in Restricted Cash on the accompanying balance sheet

7.    Long-term debt

           Long-term debt on the Partnership's balance sheet at March 31, 1997 and 1996 consists of the following (in thousands):

                                                   1997                 1996
                                                   ----                 ----

           Nonrecourse   mortgage   note
     payable   which   secures   Manatee
     County  Housing  Finance  Authority
     Revenue    Refunding   Bonds.   The
     mortgage  loan is secured by a deed
     to  secure   debt  and  a  security
     agreement  covering  the  real  and
     personal  property  of the  Harbour
     Pointe Apartments.                           $ 9,125             $ 9,125


           Developer  loan payable which
     secures     County    of    Orange,
     California   Tax-Exempt   Apartment
     Development   Revenue  Bonds.   The
     mortgage loan is nonrecourse and is
     secured  by a first  deed of  trust
     plus all  future  rents and  income
     generated  by The  Lakes  at  South
     Coast Apartments.                             75,600             75,600

           Nonrecourse  loan  payable to
     bank  secured  by a  third  deed of
     trust  plus all  future  rents  and
     income  generated  by The  Lakes at
     South Coast Apartments.                        3,491              4,584

           Prior indebtedness  principal
     payable to bank. This obligation is
     related to The Lakes Joint  Venture
     and is nonrecourse.                            3,411              3,561

           Deferred gain on  forgiveness
     of   debt   (net   of   accumulated
     amortization  of $1,877  and $1,534
     in  1997  and  1996,  respectively)            3,401              3,744
                                                 --------             ------
                                                   95,028             96,614

           Less:   Long-term   debt   in
     default  (see   discussion   below)          (85,903)           (87,489)
                                                ---------            -------
                                                $   9,125            $  9,125
                                                =========            ==========

      Mortgage loan secured by the Harbour Pointe Apartments
      ------------------------------------------------------

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

          The interest rate on the Bonds is adjusted weekly to a minimum rate that would be necessary to remarket the Bonds in a secondary market as determined by a bank remarketing agent. During calendar 1996, the interest rate averaged 3.90% (4.38% in 1995). The Bonds are secured by the Harbour Pointe Apartments. As of December 31, 1996, the fair value of this debt obligation approximated $8.8 million.

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

           Pursuant to the financing agreement, a bank has issued an irrevocable letter of credit to the Bond trustee in the joint venture's name for $9,247,500. An annual fee equal to 1% of the letter of credit balance is payable monthly to the extent of net cash operating income available to pay such fees. In addition, the joint venture pays annual remarketing, administrative and trustee fees pertaining to the bonds which totalled $29,000 during 1996. The letter of credit is scheduled to expire on December 15, 1997, at which time the venture's mortgage debt would become immediately due and payable if the letter of credit is not extended or replaced. Subsequent to year-end, the venture has filed an application to extend the letter-of-credit for a three-year period. There are no assurances, however, that this application will be approved. The outcome of this situation cannot presently be determined. The Partnership would recognize a net gain for financial reporting purposes upon either the sale or foreclosure of the Harbour Pointe Apartments because the balance of the mortgage loan payable exceeds the net carrying value of the operating investment property. The total assets, total liabilities, gross revenues and total expenses of 71st Street Housing Partners, Ltd. included in the fiscal 1997 consolidated financial statements total $7,333,000, $10,356,000, $1,598,000 and $1,611,000, respectively.

      Debt secured by The Lakes at South Coast Apartments
      ---------------------------------------------------

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

          The original bond issue was refinanced during 1991 and the original developer loan was extinguished. The new developer loan (1991 Developer
      Loan), in the amount of $75,600,000, is payable to the County of Orange and was funded by the proceeds of a public offering of tax-exempt apartment development revenues bonds issued, at par, by the County of Orange, California in September 1991. Principal is payable upon maturity, December 1, 2006. Interest on the bonds is variable, with the rate determined weekly by a remarketing agent (ranging from 2.25% to 5.30% during calendar 1996), and is payable in arrears on the first of each month.

          The loan is secured by a first deed of trust plus all future rents and income generated by the operating investment property. Bond principal and interest payments are secured by an irrevocable letter of credit issued by a bank in the amount of $76,569,000, expiring December 15, 1998. The
      Venture pays an annual letter of credit fee equal to 1.3% of the outstanding amount (1% prior to December 15, 1996), payable 73% (60% prior to December 15, 1996) monthly with the remaining 27% (40% prior to December 15, 1996) deferred and paid in accordance with the Reimbursement Agreement (Unpaid Accrued Letter of Credit Fees). Such Unpaid Accrued Letter of Credit Fees were $1,608,000 and $1,306,000 at December 31, 1996 and 1995, respectively. The bank letter of credit is secured by a second deed of trust on the operating investment property and future rents and income from the operating investment property.

          In conjunction with the 1991 Developer Loan, the Venture entered into a Reimbursement Agreement with the letter of credit issuer regarding the unreimbursed letter of credit draws referred to above. The letter of credit issuer agreed to forgive all outstanding accrued interest through September 26, 1991, aggregating $1,132,000, along with a portion of the outstanding principal in the amount of $300,000. In return, the Venture made a principal payment of $926,000, leaving an unpaid balance of $6,523,000 (Prior Indebtedness). The outstanding principal balance of the Prior Indebtedness bears interest payable to the letter of credit issuer at the rate of 11% per annum. Interest accrued on the Prior Indebtedness from the date of closing through June 1992 was forgiven by the letter of credit issuer. Principal payments from available net cash flow and the release of certain restricted escrow funds described below totalled
      $3,112,000 through December 31, 1996, leaving an outstanding principal balance of $3,411,000 as of December 31, 1996. At the time of the refinancing the Venture also owed the letter of credit issuer fees totalling $2,184,000. The letter of credit issuer agreed to forgive $1,259,000 of such unpaid fees, leaving an unpaid balance of $925,000 (Deferred Prior Letter of Credit Fees). The Venture has a limited right to defer payment of interest and principal on the Prior Indebtedness and the Unpaid Accrued Letter of Credit Fees to the extent that the net cash flow from operations is not sufficient after the payment of debt service on the 1991 Developer Loan and the funding of certain required reserves. In addition, upon a sale or other disposition of the operating property, the Reimbursement Agreement allows for the payment to the Venture of an amount of $5,500,000, plus accrued interest at the rate of 8% per annum, prior to the repayment to the letter of credit issuer of the accrued interest on the Prior Indebtedness and the Deferred Prior Letter of Credit Fees.

          In November 1988, a borrowing arrangement with a bank was entered into to provide funds for The Lakes. The Venture obtained a line of credit secured by a third trust deed on the subleasehold interest, buildings and improvements, and rents and income in the amount of $6,300,000. Interest on the line of credit was originally payable monthly at 1-1/2% over the Citibank, N.A. prime rate. However, because of the default status of this obligation during 1990, interest had accrued at a rate of prime plus 4% through September 26, 1991. Accrued interest on the line of credit, which is payable to the same bank which issued the letter of credit in connection with the bonds, totalled $1,841,000 at September 26, 1991. The outstanding principal balance of the line of credit was $6,127,000 as of September 26, 1991. In conjunction with the refinancing of the developer loan described above, the lender agreed to forgive all of the outstanding accrued interest at the date of the refinancing. Interest accrues on the outstanding principal balance at the rate of 11% per annum beginning September 27, 1991. Payment of interest and principal on the line of credit borrowings, prior to a sale or other disposition of the operating property, is limited to the extent of available cash flow after the payment of debt service on the developer loan and the funding of certain required reserves. In addition, as with the Prior Indebtedness principal and interest described above, upon a sale or other disposition of the operating property, the payment of accrued interest on the line of credit borrowings is subordinated to the receipt by the Venture of $5,500,000 plus a simple return thereon of 8% per annum. Principal payments on the line of credit borrowings from available net cash flow totalled $2,636,000 through December 31, 1996, leaving an outstanding principal balance of $3,491,000 as of December 31, 1996.

          The restructuring of the Prior Indebtedness, the Deferred Letter of Credit Fees and the line of credit borrowings, as described above, have been accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,279,000, has been deferred and is being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. At December 31, 1996 and 1995, $3,401,000 and $3,744,000,
      respectively of such forgiven debt (net of accumulated amortization) has been reflected in the accompanying balance sheet and $343,000 has been amortized as a reduction of interest expense in the accompanying statements of operations for each of the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, the fair value of the aggregate indebtedness secured by The Lakes at South Coast Apartments approximated $66 million.

          The 1991 Developer Loan required the establishment of a $2,000,000 deficit reserve account, funded from the Venturers' 1991 contributions. The loan also requires the funding of an additional reserve account on a monthly basis from available cash flow (as defined) to the extent that the interest rate on the bonds is below 6%, until the balance in this reserve account totals $1,000,000. The requirement for this additional reserve account may be eliminated if the operating property generates a certain minimum level of net operating income. The $2,000,000 deficit reserve account and the additional reserve account funded by operations may be used under certain circumstances to fund the Venture's debt service obligations to the extent that net operating income is insufficient. In the event that such reserves no longer become necessary under the terms of the Reimbursement Agreement, any remaining balances in the reserve accounts are to be paid to the letter of credit issuer to be applied against certain of the Venture's outstanding obligations. As of December 31, 1996 and 1995, the balance in the deficit reserve account totalled $1,146,000 and $1,111,000, respectively. As of December 31, 1995, the balance in the additional reserve account totalled $151,000. During 1996, the requirement for the additional reserve account was eliminated and the balance in the account was applied against the Venture's outstanding debt obligations. Such amounts are included in restricted cash on the accompanying balance sheets. The remaining balance in restricted cash relates to operating cash accounts of the Venture in which disbursements are restricted by the bank.

          The 1991 Developer Loan contains several restrictive covenants, including, among others, a requirement that the Venture furnish the letter of credit issuer in September 1994 and September 1996 with certified independent appraisals of the fair market value of the operating investment property for an amount equal to or greater than $92,000,000 and $100,000,000, respectively. Failure to provide such appraisals constitute events of default under the Reimbursement Agreement. To date, the Lakes Joint Venture has not provided the lender with an appraisal which meets either the $92,000,000 or $100,000,000 requirement, and the lender has not waived or modified the minimum appraised value requirements. Accordingly, the Venture is in default under the Reimbursement Agreement. In February 1996, the lender issued a formal notice of default to the Joint Venture pursuant to the Reimbursement Agreement. During fiscal 1997, the Partnership engaged in discussions with the lender regarding possible changes in the appraisal requirements, however, no agreement has been reached to date. Management expects to continue such discussions in fiscal 1998 but there can be no assurances that the lender will grant any relief in connection with these appraisal covenants. Accordingly, the carrying amount of the debt related to The Lakes Joint Venture has been classified as long-term debt in default on the balance sheets as of March 31, 1997 and 1996.

           In the event that management is successful in negotiating a waiver or modification of the minimum appraised value requirements described above for The Lakes Joint Venture, the Partnership will continue to direct the management of the remaining operating properties in order to generate sufficient cash flow to sustain operations in the near-term while attempting to maximize their long-term values. Even under these circumstances, it remains to be seen whether such a strategy would result in the return of any significant amount of invested capital to the Limited Partners. If management cannot reach an agreement with The Lakes' mortgage lender regarding the appraisal covenants, the lender could choose to initiate foreclosure proceedings. While the Partnership is prepared to exercise all available legal remedies in the event that the lender takes such actions, if the Partnership were not successful with its legal defenses the result could be a foreclosure of the operating property. In the event that the ownership of The Lakes was transferred to the lender as a result of foreclosure actions, the Partnership would have to weigh the costs of continued operations against the realistic hopes for any future recovery of capital from the other two investments. Under such circumstances, the Managing General Partner might determine that it would be in the best interests of the Limited Partners to liquidate the remaining investments and terminate the Partnership. Management will reassess its future operating strategy once the appraisal covenant compliance issue on The Lakes is fully resolved. These conditions raise substantial doubt about the Venture's and the Partnership's ability to continue as going concerns. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The Partnership would recognize a net gain for financial reporting purposes upon either the sale or foreclosure of The Lakes at South Coast Apartments because the balance of the mortgage loan payable exceeds the net carrying value of the operating investment properties. The total assets, total liabilities, gross revenues and total expenses of The Lakes Joint Venture included in the fiscal 1997 consolidated financial statements total $64,214,000, $91,108,000, $9,469,000 and $10,202,000, respectively.

8.    Legal Proceedings

          In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber
      Incorporated's sale and sponsorship of various limited partnership investments and REIT Stocks, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Development Fund Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the
      Managing General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

          The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Development Partners Four, Ltd., PaineWebber, including Fourth Development Fund Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Development Partners Four, Ltd., also alleged that following the sale of the partnership interests, PaineWebber, including Fourth Development Fund Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, including Fourth Development Fund, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

           In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

          In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior
      Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint was very similar to the Abbate action described above and sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in both the Abbate and Bandrowski actions as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate and Bandrowski actions was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of both actions. Final releases and dismissals with regard to these actions were received subsequent to March 31, 1997.

           Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.


Schedule III - Real Estate and Accumulated Depreciation

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 March 31, 1997
                                 (In thousands)

                                               Cost                                                                    Life on Which
                            Initial Cost to  Capitalized                                                               Depreciation
                             Consolidated   Subsequent to  Gross Amount at Which Carried at                            in Latest
                             Joint Venture  Acquisition           End of Year                                          Income
                         -----------------                ------------------------
                              Buildings &  Buildings &          Buildings &        Accumulated   Date of      Date     Statement
Description Encumbrances Land Improvements Improvements  Land  Improvements  Total Depreciation  Construction Acquired is Computed
----------- ------------ ---- ------------ ------------  ----  ------------  ----- ------------  ------------ -------- -----------

Apartment
 Complex
Bradenton,
 FL        $ 9,125      $  1,543   $  8,309    $   408   $ 1,543   $ 8,717   $ 10,260  $  2,943     1987      12/16/85   5 - 30 yrs.

Apartment
 Complex
Costa Mesa,
 CA         82,502        16,647     64,350      4,829    16,647    69,179     85,826    25,134     1987      11/1/85    5 - 30 yrs.
          --------      --------   --------    -------   -------   -------   --------   -------
          $ 91,627      $ 18,190   $ 72,659   $  5,237   $18,190   $77,896   $ 96,086   $ 28,077
          ========      ========   ========   ========   =======   =======   ========   ========


Notes:

(A) The  aggregate  cost of real estate  owned at December  31, 1996 for Federal income tax purposes is approximately $85,320.

(B) See Note 7 to the financial statements for a description of the terms of the debt encumbering the property.

(C) Reconciliation of real estate owned:

                                                       1996             1995             1994
                                                       ----             ----             ----

         Balance at beginning of period               $ 95,185         $  95,015        $  94,590
         Increase due to additions                         901               170              425
                                                      --------         ---------        ---------
         Balance at end of period                     $ 96,086         $  95,185        $  95,015
                                                      ========         =========        =========

(D)      Reconciliation of accumulated depreciation:

         Balance at beginning of period               $ 25,465         $  22,386        $  19,339
         Depreciation expense                            2,612             3,079            3,047
                                                      --------         ---------        ---------
         Balance at end of period                     $ 28,077         $  25,465        $  22,386
                                                      ========         =========        =========
