Form 10-Q
period 1997-06-30
PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD
filed 1997-08-14
CIK 772124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------


                                    FORM 10-Q

    |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from _____ to ______.


                            Commission File Number:  0-17150


                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
                 -------------------------------------------
            (Exact name of registrant as specified in its charter)


              Texas                                            76-0147579
              -----                                            ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                              02110
------------------------------------------                              -----
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| . No |_|.

                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                           CONSOLIDATED BALANCE SHEETS
                  June 30, 1997 and March 31, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                   June 30        March 31
                                                   -------        --------

Operating investment properties:
   Land                                           $  18,190      $  18,190
   Buildings and improvements                        77,896         77,896
                                                  ---------      ---------
                                                     96,086         96,086
   Less accumulated depreciation                    (28,730)       (28,077)
                                                  ---------      ---------
                                                     67,356         68,009

Cash and cash equivalents                             2,298          1,562
Restricted cash                                       3,369          3,628
Accounts receivable - affiliates                         22             21
Prepaid and other assets                                179             64
Deferred expenses, net                                  643            658
                                                  ---------      ---------
                                                  $  73,867      $  73,942
                                                  =========      =========

                        LIABILITIES AND PARTNERS' DEFICIT

Long-term debt in default                         $  85,397      $  85,903
Accounts payable and accrued expenses                   615            287
Accrued interest and fees                             4,838          4,587
Tenant security deposits                                502            526
Equity in losses of unconsolidated joint venture
  in excess of investments and advances               2,422          2,375
Mortgage loan payable                                 9,125          9,125
Co-venturers' share of net assets of
  consolidated ventures                               1,132          1,140
Partners' deficit                                   (30,164)       (30,001)
                                                  ---------      ---------
                                                  $  73,867      $  73,942
                                                  =========      =========


             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
          For the three months ended June 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                   General       Limited
                                                   Partners      Partners
                                                   --------      --------

Balance at March 31, 1996                           $(2,631)      $(26,322)
Net loss                                                (19)          (357)
                                                    -------       --------
Balance at June 30, 1996                            $(2,650)      $(26,679)
                                                    =======       ========

Balance at March 31, 1997                           $(2,683)      $(27,318)
Net loss                                                 (8)          (155)
                                                    -------       --------
Balance at June 30, 1997                            $(2,691)      $(27,473)
                                                    =======       ========


                             See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three months ended June 30, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                                1997                1996
                                                ----                ----

Revenues:
   Rental income                              $ 2,649            $ 2,518
   Interest income                                 60                 64
   Other income                                   131                233
                                              -------            -------
                                                2,840              2,815

Expenses:
   Property operating expenses                    871                906
   Real estate taxes                              234                248
   Interest expense                             1,143              1,188
   Depreciation                                   653                768
   General and administrative                      63                 45
                                              -------            -------
                                                2,964              3,155
                                              -------            -------

Operating loss                                   (124)              (340)

Partnership's share of unconsolidated
  venture's loss                                  (47)               (36)

Co-venturers' share of consolidated
  ventures' losses                                  8                  -
                                              -------            -------
Net loss                                      $  (163)           $  (376)
                                              =======            =======

Net loss per Limited Partnership Unit          $(3.72)            $(8.57)
                                               ======             ======

The above net loss per Limited Partnership Unit is based upon the 41,644 Limited Partnership Units outstanding for each period.

















                             See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the three months ended June 30, 1997 and 1996
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
   Net loss                                            $    (163)   $    (376)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Depreciation                                            653          768
     Amortization of deferred financing costs                 15           26
     Amortization of deferred gain on forgiveness
       of debt                                               (85)         (85)
     Partnership's share of unconsolidated venture's
       loss                                                   47           36
     Co-venturers' share of consolidated ventures'
       losses                                                 (8)           -
     Changes in assets and liabilities:
      Accounts receivable - affiliates                        (1)         (71)
      Prepaid and other assets                              (115)           6
      Accounts payable and accrued expenses                  328          177
      Accrued interest and fees                              251          339
      Tenant security deposits                               (24)         (35)
                                                       ---------    ---------
         Total adjustments                                 1,061        1,161
                                                       ---------    ---------
         Net cash provided by operating activities           898          785
                                                       ---------    ---------

Cash flows from investing activities:
   Additions to buildings and improvements                     -         (273)
                                                       ---------    ---------
         Net cash used in investing activities                 -         (273)
                                                       ---------    ---------
Cash flows from financing activities:
   Decrease in restricted cash                               259        2,133
   Repayment of principal on long-term debt                 (421)           -
                                                       ---------    ---------
         Net cash (used in) provided by
           financing activities                             (162)       2,133
                                                       ---------    ---------
Net increase in cash and cash equivalents                    736        2,645

Cash and cash equivalents, beginning of period             1,562        1,390
                                                       ---------    ---------

Cash and cash equivalents, end of period               $   2,298    $   4,035
                                                       =========    =========

Cash paid during the period for interest               $     962    $     908
                                                       =========    =========











                             See accompanying notes.

                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
                  Notes to Consolidated Financial Statements

1.  General

    The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1997. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1997 and March 31, 1997 and revenues and expenses for each of the three-month periods ended June 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.


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

    Summarized  operations  of   the   unconsolidated   joint  venture,  for the
    periods indicated, are as follows:

                         Condensed Summary of Operations
               For the three months ended March 31, 1997 and 1996
                                 (in thousands)

                                                  1997           1996
                                                  ----           ----

    Rental revenues                             $  252        $  275
    Interest and other income                       16            15
                                                ------        ------
                                                   268           290

    Property operating expenses                    158           160
    Interest expense                               115           123
    Depreciation and amortization                   66            62
                                                ------        ------
                                                   339           345
                                                ------        ------
    Net loss                                    $  (71)       $  (55)
                                                ======        ======

    Net loss:
      Partnership's share of net loss           $  (46)       $  (35)
      Co-venturer's share of net loss              (25)          (20)
                                                ------        ------
                                                $  (71)       $  (55)
                                                ======        ======

               Reconciliation of Partnership's Share of Operations For the three months ended June 30, 1997 and 1996
                                 (in thousands)

                                                  1997          1996
                                                  ----          ----

     Partnership's share of operations,
        as shown above                          $   (46)      $   (35)
     Amortization of excess basis                    (1)           (1)
                                                -------       -------
     Partnership's share of unconsolidated
        venture's loss                          $   (47)      $   (36)
                                                =======       =======

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

     The Lakes Joint Venture ("Venture") was formed on May 30, 1985 in accordance with the provisions of the laws of the State of California for the purpose of developing, owning and operating The Lakes at South Coast Apartments, a 770-unit apartment complex located in Costa Mesa, California. As discussed further in the Annual Report, on September 26, 1991, in conjunction with a refinancing and modification of the Venture's long-term indebtedness, the original co-venture partner transferred its interest in the Venture to Development Partners, Inc. ("DPI"), a Delaware corporation and a wholly-owned subsidiary of Paine Webber Group, Inc., and withdrew from the Venture. As a result of the original co-venturer's withdrawal, the Partnership assumed control over the operations of the Venture.
     Accordingly, the financial position and results of operations of the Venture are presented on a consolidated basis in the accompanying financial statements.

     The following is a combined summary of property operating expenses for the Harbour Pointe Apartments and The Lakes at South Coast Apartments for the three months ended March 31, 1997 and 1996 (in thousands):

                                                  1997         1996
                                                  ----         ----
      Property operating expenses:
        Repairs and maintenance                $   185       $   212
        Utilities                                  124           152
        Management fees                             99            94
        Other operating and administrative         463           448
                                               -------       -------
                                               $   871       $   906
                                               =======       =======

4. Related Party Transactions

     Accounts receivable - affiliates as of June 30, 1997 and March 31, 1997 consist of investor servicing fees due from the unconsolidated joint venture.

     Included in general and administrative expenses for both of the three-month periods ended June 30, 1997 and 1996 is $20,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for both of the three-month periods ended June 30, 1997 and 1996 is $2,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

5. Long-term Debt

     Long-term debt on the Partnership's balance sheet at June 30, 1997 and March 31, 1997 consists of the following (in thousands):

                                                      June 30        March 31
                                                      -------        --------
    Nonrecourse     mortgage    note
    payable  which  secures  Manatee
    County      Housing      Finance
    Authority    Revenue   Refunding
    Bonds.   The  mortgage  loan  is
    secured  by  a  deed  to  secure
    debt  and a  security  agreement
    covering  the real and  personal
    property of the  Harbour  Pointe
    Apartments.                                    $   9,125      $   9,125

    Developer   loan  payable  which
    secures    County   of   Orange,
    California  Tax-Exempt Apartment
    Development  Revenue Bonds.  The
    mortgage  loan  is   nonrecourse
    and is  secured  by a first deed
    of trust plus all  future  rents
    and  income   generated  by  The
    Lakes     at     South     Coast
    Apartments.                                       75,600         75,600

    Nonrecourse   loan  payable  to
    bank secured by a third deed of
    trust plus all future rents and
    income  generated  by The Lakes
    at  South   Coast   Apartments.                    3,070           3,491

    Prior   indebtedness   principal
    payable     to    bank.     This
    obligation  is   nonrecourse  to
    the joint venture.                                 3,411          3,411

    Deferred gain on  forgiveness of
    debt    (net   of    accumulated
    amortization   of   $1,962   and
    $1,877  at  March  31,  1997 and
    December        31,        1996,
    respectively).                                     3,316          3,401
                                                    --------      ---------
                                                      94,522         95,028


    Less:    Long-term    debt    in
    default (see discussion below)                   (85,397)       (85,903)
                                                    --------      ---------
                                                    $  9,125      $   9,125
                                                    ========      =========

    Mortgage loan secured by the Harbour Pointe Apartments:
    -------------------------------------------------------

    Original financing for construction of the Harbour Pointe Apartments was provided through $9,200,000 of Multi-Family Housing Mortgage Revenue Bonds, Series 1985 E due December 1, 2007 (the original Bonds) issued by the Manatee County Housing Finance Authority which bore interest at 8.25% plus a 1.25% letter of credit fee. An amount of $75,000 was paid on the original bonds prior to the refinancing. The original bond issue was refinanced on May 1, 1990 with $9,125,000 Weekly Adjustable/Fixed Rate Multi-Family Housing Revenue Refunding Bonds, Series 1990A, due December 1, 2007 (the Bonds). The interest rate on the Bonds is adjusted weekly to a minimum rate that would be necessary to remarket the Bonds in a secondary market as determined by a bank remarketing agent. The Bonds are secured by the Harbour Pointe Apartments. The fair market value of this debt obligation approximated $8.8 million as of March 31, 1997 and December 31, 1996.

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

    Pursuant to the financing agreement, a bank has issued an irrevocable letter of credit to the Bond trustee in the joint venture's name for $9,247,500. An annual fee equal to 1% of the letter of credit balance is payable monthly to the extent of net cash operating income available to pay such fees. The letter of credit was scheduled to expire on December 15, 1997. Subsequent to the end of the first quarter of fiscal 1998, on July 22, 1997, the letter of credit issuer approved the joint venture's application for an extension of the letter of credit through December 15, 2000. The new terms of the letter of credit agreement require the commencement of regular principal amortization payments on the underlying first mortgage loan of $60,000 per quarter beginning on February 15, 1998. The terms of the extension also increase the letter of credit fee to 1.25% per annum of the outstanding amount of $9,247,500, payable on a quarterly basis beginning February 15, 1998. The joint venture will also be required to make annual deposits to a lender-controlled escrow account equal to 75% of Harbour Pointe's annual net cash flow, as defined, for each fiscal year, beginning with fiscal 1998. All funds deposited to the escrow account will be returned to the joint venture upon the earlier of the termination and surrendering of the letter of credit to the lender or the achievement of a 75% or less loan-to-value ratio, as defined, as determined solely by the lender.

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

     The loan is secured by a first deed of trust plus all future rents and income generated by the operating investment property. Bond principal and interest payments are secured by an irrevocable letter of credit issued by a bank in the amount of $76,569,000, expiring December 15, 1998. The Venture pays an annual letter of credit fee equal to 1.3% of the outstanding amount (1% prior to December 15, 1996), payable 73% (60% prior to December 15, 1996) monthly with the remaining 27% (40% prior to December 15, 1996) deferred and paid in accordance with the Reimbursement Agreement (Unpaid Accrued Letter of Credit Fees). Unpaid Accrued Letter of Credit Fees were $2,600,000 and $2,533,000 at March 31, 1997 and December 31,
     1996, respectively. The bank letter of credit is secured by a second deed of trust on the operating investment property and future rents and income from the operating investment property.

     In conjunction with the 1991 Developer Loan, the Venture entered into a Reimbursement Agreement with the letter of credit issuer regarding the unreimbursed letter of credit draws referred to above. The letter of credit issuer agreed to forgive all outstanding accrued interest through September 26, 1991, aggregating $1,132,000, along with a portion of the outstanding principal in the amount of $300,000. In return, the Venture made a principal payment of $926,000, leaving an unpaid balance of $6,523,000 (Prior Indebtedness). The outstanding principal balance of the Prior Indebtedness bears interest payable to the letter of credit issuer at the rate of 11% per annum. Interest accrued on the Prior Indebtedness from the date of closing through June 1992 was forgiven by the letter of credit issuer. Principal payments from available net cash flow and the release of certain restricted escrow funds described below totalled $3,112,000 through March 31, 1997, leaving an outstanding principal balance of $3,411,000 as of March 31, 1997. At the time of the refinancing the Venture also owed the letter of credit issuer fees totalling $2,184,000. The letter of credit issuer agreed to forgive $1,259,000 of such unpaid fees, leaving an unpaid balance of $925,000 (Deferred Prior Letter of Credit Fees). The Venture has a limited right to defer payment of interest and principal on the Prior Indebtedness and the Unpaid Accrued Letter of Credit Fees to the extent that the net cash flow from operations is not sufficient after the payment of debt service on the 1991 Developer Loan and the funding of certain required reserves. In addition, upon a sale or other disposition of the operating property, the Reimbursement Agreement allows for the payment to the Venture of an amount of $5,500,000, plus accrued interest at the rate of 8% per annum, prior to the repayment to the letter of credit issuer of the accrued interest on the Prior Indebtedness and the Deferred Prior Letter of Credit Fees.

     In November 1988, a borrowing arrangement with a bank was entered into to provide funds for The Lakes. The Venture obtained a line of credit secured by a third trust deed on the subleasehold interest, buildings and improvements, and rents and income in the amount of $6,300,000. Interest on the line of credit was originally payable monthly at 1-1/2% over the Citibank, N.A. prime rate. However, because of the default status of this obligation during 1990, interest had accrued at a rate of prime plus 4% through September 26, 1991. Accrued interest on the line of credit, which is payable to the same bank which issued the letter of credit in connection with the bonds, totalled $1,841,000 at September 26, 1991. The outstanding principal balance of the line of credit was $6,127,000 as of September 26, 1991. In conjunction with the refinancing of the developer loan described above, the lender agreed to forgive all of the outstanding accrued interest at the date of the refinancing. Interest accrues on the outstanding principal balance at the rate of 11% per annum beginning September 27, 1991. Payment of interest and principal on the line of credit borrowings, prior to a sale or other disposition of the operating property, is limited to the extent of available cash flow after the payment of debt service on the developer loan and the funding of certain required reserves. In addition, as with the Prior Indebtedness principal and interest described above, upon a sale or other disposition of the operating property, the payment of accrued interest on the line of credit borrowings is subordinated to the receipt by the Venture of $5,500,000 plus a simple return thereon of 8% per annum. Principal payments on the line of credit borrowings from available net cash flow totalled $3,057,000 through March 31, 1997, leaving an outstanding principal balance of $3,070,000 as of March 31, 1997.

     The restructuring of the Prior Indebtedness, the Deferred Letter of Credit Fees and the line of credit borrowings, as described above, have been accounted for in accordance with Statement of Financial Accounting
     Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,278,000, has been deferred and is being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. At March 31, 1997 and December 31, 1996, $3,316,000 and
     $3,401,000, respectively of such forgiven debt (net of accumulated amortization) has been reflected on the accompanying balance sheets and $85,000 has been amortized as a reduction of interest expense in the accompanying statements of operations for each of the three-month periods ended March 31, 1997 and 1996.

     The 1991 Developer Loan required the establishment of a $2,000,000 deficit reserve account, funded from the Venturers' 1991 contributions. The loan also required the funding of an additional reserve account on a monthly basis from available cash flow (as defined) to the extent that the interest rate on the bonds is below 6%, until the balance in this reserve account totalled $1,000,000. During fiscal 1997, the requirement for the additional reserve account was eliminated and the balance in the account was applied against the Venture's outstanding debt obligations. The $2,000,000 deficit reserve may be used under certain circumstances to fund the Venture's debt service obligations to the extent that net operating income is insufficient. As of March 31, 1997 and December 31, 1996, the balance in the deficit reserve account totalled $1,158,000 and $1,146,000, respectively. Such amounts are included in restricted cash on the accompanying balance sheets. The remaining balance in restricted cash relates to operating cash accounts of the Venture in which disbursements are restricted by the bank.

     The 1991 Developer Loan contains several restrictive covenants, including, among others, a requirement that the Venture furnish the letter of credit issuer in September 1994 and September 1996 with certified independent appraisals of the fair market value of the operating investment property for an amount equal to or greater than $92,000,000 and $100,000,000, respectively. Failure to provide such appraisals constitute events of default under the Reimbursement Agreement. To date, the Lakes Joint Venture has not provided the lender with an appraisal which meets either the $92,000,000 or $100,000,000 requirement, and the lender has not waived or modified the minimum appraised value requirements. Accordingly, the Venture is in default under the Reimbursement Agreement. In February 1996, the lender issued a formal notice of default to the Joint Venture pursuant to the Reimbursement Agreement. During fiscal 1997, the Partnership engaged in discussions with the lender regarding possible changes in the appraisal requirements and such discussions continued during the quarter ended June 30, 1997. However, no agreement has been reached to date. Management expects to continue such discussions but there can be no assurances that the lender will grant any relief in connection with these appraisal covenants. Accordingly, the carrying amount of the debt related to The Lakes Joint Venture has been classified as long-term debt in default on the balance sheets as of June 30, 1997 and March 31, 1997. The fair value of the aggregate indebtedness secured by The Lakes at South Coast Apartments cannot presently be determined due to the current default status of the obligations.

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

                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

     The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 1997 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

     The operations of the three remaining assets, The Lakes at South Coast Apartments, the Harbour Pointe Apartments and the Lincoln Garden Apartments, have been stabilized as a result of debt restructurings, and the properties do not currently require the use of the Partnership's cash reserves to support operations. Nonetheless, the properties would not operate at or above breakeven under conventional financing terms based on the current outstanding principal amounts owed. All three of these properties have been financed with tax-exempt revenue bonds issued by local housing authorities. The interest rates on all three of these restructured debt obligations are now variable rates which are based on comparable rates on similar tax-exempt obligations. Such rates have remained 3 to 4 percent per annum below comparable conventional rates over the past several years. The debt modification agreement for The Lakes was structured with certain debt service reserves and accrual features intended to help absorb interest rate fluctuations. The Lakes Joint Venture currently has over $1.1 million of lender-controlled reserves in place to help cover possible future debt service shortfalls. The additional restricted cash on the accompanying consolidated balance sheet as of June 30, 1997 of approximately $2.2 million relates to operating cash accounts of The Lakes Joint Venture in which disbursements are restricted by the lender. The Harbour Pointe and Lincoln
Garden joint ventures would require advances from the venture partners, principally the Partnership in the case of Harbour Pointe, if future cash flows are insufficient to cover any increases in debt service payments.

     The primary letter of credit which collateralizes the Lincoln Garden mortgage loan expired during May 1997. This letter of credit for Lincoln Garden was formally extended on July 7, 1997 for a two-year term. The new letter of credit will expire on May 3, 1999. Despite this extension of the Lincoln Garden letter of credit, management does not believe that the Partnership's interest in the Lincoln Garden joint venture has any current or expected future value based on the estimated market value of the operating investment property, the amount of the outstanding debt obligation and the co-venture partner's priority return for the repayment of prior advances. Accordingly, the Partnership has initiated discussions with the co-venturer regarding the possible sale of the Partnership's interest for a nominal amount. No agreement has been finalized to date, and there are no assurances that such a sale will be completed.

     As previously reported, the Partnership had also initiated discussions with the issuer of the letter of credit on the Harbour Pointe Apartments, which was scheduled to expire on December 15, 1997. Subsequent to the end of the first quarter, on July 22, 1997, the letter of credit issuer approved the joint venture's application for an extension of the letter of credit through December 2000. The new terms of the letter of credit agreement require the commencement of regular bond sinking fund contributions of $240,000 per annum to be paid in quarterly installments of $60,000 beginning February 15, 1998. The terms of the extension also increase the letter of credit fee to 1.25% per annum of the outstanding amount of $9,247,500, payable on a quarterly basis beginning February 15, 1998. The joint venture will also be required to make annual deposits to a lender-controlled escrow account equal to 75% of Harbour Pointe's annual net cash flow, as defined, for each fiscal year, beginning with fiscal 1998. All funds deposited to the escrow account will be returned to the joint venture upon the earlier of the termination and surrendering of the letter of credit to the lender or the achievement of a 75% or less loan-to-value ratio, as defined, as determined solely by the lender. Recent improvements in market conditions and in the operating performance of the Harbour Pointe Apartments have increased the estimated market value of the property to a level which slightly exceeds the outstanding first mortgage loan balance. Nonetheless, significant additional appreciation would have to occur in order to achieve a loan-to-value ratio of less than 75%. As a result, the effect of the new terms of the Harbour Pointe letter of credit will be that the cash flow from the property's operations will no longer be available to cover the Partnership's operating expenses. However, the Partnership has sufficient cash reserves to cover operating expenses for the next several years. With the Partnership focusing on potential disposition strategies for its remaining investment properties and targeting a liquidation within the next 2-to-3 years, such reserves should be adequate to meet the Partnership's liquidity needs during this period.

     As previously reported, the Reimbursement Agreement which governs the secured debt obligations of The Lakes Joint Venture contains certain restrictive covenants, including, among others, a requirement that the venture provide the lender, in September 1994 and September 1996, with certified independent appraisals of the operating property indicating the value of the property to be equal to or greater than $92 million and $100 million, respectively. Failure to provide such appraisals is defined as an event of default under the Reimbursement Agreement. In February 1996, the lender issued a formal notice of default to the Joint Venture pursuant to the Reimbursement Agreement. For the past several years, the Managing General Partner has had discussions with the lender regarding possible changes to the appraisal requirements. During the most recent discussions between the Partnership and the lender, which took place during the first quarter of fiscal 1998, the lender indicated a potential willingness to waive the minimum appraised value requirements in exchange for a principal paydown to be funded from existing cash reserves of The Lakes Joint Venture and an increase in the currently payable portion of the letter of credit fee. However, no definitive agreement has been reached to date, the venture has not provided the lender with appraisals which meet either of the minimum thresholds, and the lender has not waived or modified the minimum appraised value requirements. At this time, management does not expect the lender to take any additional actions as long as progress continues to be made in negotiations for modification to the terms of the Reimbursement Agreement. However, there can be no assurances that the lender will ultimately grant any relief in connection with these appraisal covenants. If management cannot reach an agreement with The Lakes' mortgage lender regarding the appraisal covenants, the lender could choose to initiate foreclosure proceedings. The outcome of this situation cannot presently be determined.

     The Lakes at South Coast Apartments had an average occupancy level of 96% for the quarter ended June 30, 1997, which was below the 98% average for the prior quarter. This change was anticipated and is the outcome of steps taken by the property's leasing team to test the market's sensitivity to rental rate increases. The leasing staff implemented rent increases of 5% on lease renewals signed during the quarter ended June 30, 1997. According to surveys taken from tenants who moved from the property during the quarter, the most common reasons given were job transfers, purchase of homes and, to a much lesser extent, to reduce their rental payments. The property's leasing team plans to continue with this rent increase program in the second quarter. The Lakes' local market of 7,560 rental units in 25 apartment communities has recently benefited from the economic recovery in California and has an average occupancy level of 96%. As previously reported, the market's healthy conditions of high occupancy levels and escalating rental rates has resulted in the development of new units in Orange County. Recently, approximately 1,220 units in four apartment properties were completed, and two additional projects are in the process of being approved for development. Of the four completed properties, two are substantially leased, one is still in lease-up, and the other is a family-oriented apartment project that does not compete with The Lakes. Despite the new competition, The Lakes is expected to continue to experience improved operating performance as a result of the property's strong position in the marketplace and the area's strong job and population growth. The rapidly improving market conditions in the Orange County area have resulted in an increase in the estimated market value of The Lakes in recent months. Subsequent to the quarter ended June 30, 1997, the Partnership has received certain unsolicited expressions of interest from potential purchasers of The Lakes which suggest that a sale price in excess of the outstanding balance of the secured indebtedness might be achievable. Management is currently in the process of completing a market analysis in order to conclude whether such expressions of interest are truly reflective of the property's current market value, to assess the near term potential for additional appreciation and to determine the appropriate timing for a possible sale of the property. The major expenditures being scheduled at The Lakes for fiscal 1998 include exterior painting, roof repairs and renovations to the property's clubhouse. These improvement projects are expected to cost a total of approximately $1.1 million. As part of the ongoing negotiations with the lender on The Lakes, as discussed further above, management of the Partnership and the lender continue to discuss the possible release of certain restricted cash amounts to pay for these improvements. Completion of the improvements is dependent upon the outcome of these negotiations.

     At June 30, 1997, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $3,432,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and the consolidated ventures and, to the extent necessary and economically justified, to fund the Partnership's share of any future operating deficits of its remaining joint venture investments. In addition, The Lakes Joint Venture had a restricted cash balance of $3.3 million, which represents amounts available at the discretion of the lender for future debt service shortfalls, principal paydowns or operating expenditures of the venture. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the remaining investment properties and from proceeds received from the sale, refinancing or other disposition of such properties.

Results of Operations
Three Months Ended June 30, 1997
--------------------------------

     The Partnership's net loss decreased by $213,000 for the three-month period ended June 30, 1997, as compared to the same period in the prior year. This favorable change in net loss resulted from a decrease in the Partnership's operating loss of $224,000 (including the co-venturers' share of consolidated ventures' losses) which was partially offset by an increase in the Partnership's share of unconsolidated venture's loss of $11,000. Operating loss, which includes the consolidated results of The Lakes and Harbour Pointe, decreased mainly due to an increase in rental income and decreases in interest, depreciation and property operating expenses. Rental income increased by $131,000 primarily due to an increase in rental rates and occupancy at The Lakes at South Coast Apartments. Interest expense decreased by $45,000 due largely to a decline in the variable interest rate on the first mortgage loan secured by The Lakes at South Coast Apartments as well as a reduction in the outstanding principal balance of the other debt secured by The Lakes. Depreciation decreased by $115,000 as a result of having various five-year assets become fully depreciated at The Lakes Joint Venture during fiscal 1997. Property operating expenses declined mainly as a result of lower repairs and maintenance costs and utilities expense at The Lakes Joint Venture. The favorable changes in operating loss were partially offset by a $102,000 decrease in other income from The Lakes Joint Venture, due to a refund of real estate taxes received during the prior year.

     The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden Joint Venture increased by $11,000 in the current period due to a decrease in rental income of $24,000. Rental income decreased as a result of a decline in average occupancy when compared to the same period in the prior year.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

                          NONE

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



Dated:  August 14, 1997