Form 10-Q
period 1997-12-31
PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD
filed 1998-02-17
CIK 772124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------

                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

         |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from ______ to ______.

                         Commission File Number: 0-17150

                PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
                -------------------------------------------
          (Exact name of registrant as specified in its charter)

              Texas                                             76-0147579
--------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                       02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                           CONSOLIDATED BALANCE SHEETS
                December 31, 1997 and March 31, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                 December 31     March 31
                                                 -----------     --------

Operating investment properties:
   Land                                          $  18,190      $  18,190
   Buildings and improvements                       77,896         77,896
                                                 ---------      ---------
                                                    96,086         96,086
   Less accumulated depreciation                   (30,036)       (28,077)
                                                 ---------      ---------
                                                    66,050         68,009

Cash and cash equivalents                            2,363          1,562
Restricted cash                                      3,638          3,628
Accounts receivable - affiliates                        25             21
Prepaid and other assets                                46             64
Deferred expenses, net                                 622            658
                                                 ---------      ---------
                                                 $  72,744      $  73,942
                                                 =========      =========

                        LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses            $     198      $     287
Accrued interest and fees                            5,336          4,587
Tenant security deposits                               379            526
Losses of unconsolidated joint venture
  in excess of investments and advances                534          2,375
Mortgage loans payable                              94,247         95,028
Co-venturers' share of net assets of
  consolidated ventures                              1,064          1,140
Partners' deficit                                  (29,014)       (30,001)
                                                 ---------      ---------
                                                 $  72,744      $  73,942
                                                 =========      =========






                             See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and ninemonths ended December 31, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                Three Months Ended     Nine Months Ended
                                    December 31,          December 31,
                               --------------------    -------------------
                                   1997        1996      1997        1996
                                   ----        ----      ----        ----

Revenues:
   Rental income               $  2,665    $  2,572    $ 7,947    $ 7,545
   Interest income                   64          36        185        166
   Other income                     123         125        390        471
                               --------    --------    -------    -------
                                  2,852       2,733      8,522      8,182

Expenses:
   Property operating expenses    1,140         903      3,021      2,803
   Real estate taxes                234         248        702        745
   Interest expense               1,256       1,175      3,586      3,528
   Depreciation                     653         773      1,959      2,309
   General and administrative        83          50        203        127
                               --------    --------    -------    -------
                                  3,366       3,149      9,471      9,512
                               --------    --------    -------    -------

Operating loss                     (514)       (416)      (949)    (1,330)

Gain on sale of joint venture
 interest                         2,010           -      2,010          -

Partnership's share of
  unconsolidated venture's
  loss                              (39)        (31)      (150)       (92)

Co-venturers' share of
  consolidated ventures'
  losses                             44          31         76         73
                               --------    --------    -------    -------

Net income (loss)              $  1,501    $   (416)   $   987    $(1,349)
                               ========    ========    =======    =======

Net income (loss) per Limited
   Partnership Unit            $  32.41    $  (9.53)   $ 20.68    $(30.81)
                               ========    ========    =======    =======

      The above net income (loss) per Limited Partnership Unit is based upon the 41,644 Limited Partnership Units outstanding for each period.
                             See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
        For the nine months ended December 31, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                              General          Limited
                                              Partners         Partners
                                              --------         --------

Balance at March 31, 1996                     $ (2,631)        $(26,322)
Net loss                                           (66)          (1,283)
                                              --------         --------
Balance at December 31, 1996                  $ (2,697)        $(27,605)
                                              ========         ========

Balance at March 31, 1997                     $ (2,683)        $(27,318)
Net income                                         126              861
                                              --------         --------
Balance at December 31, 1997                  $ (2,557)        $(26,457)
                                              ========         ========

























                             See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended December 31, 1997 and 1996
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                                        1997       1996
                                                                        ----       ----

Cash flows from operating activities:
   Net income (loss)                                                  $   987   $  (1,349)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation                                                       1,959       2,304
     Amortization of deferred financing costs                              86          83
     Amortization of deferred gain on forgiveness of debt                (257)       (257)
     Gain on sale of joint venture interest                            (2,010)          -
     Partnership's share of unconsolidated venture's loss                 150          92
     Co-venturers' share of consolidated ventures' losses                 (76)        (73)
     Changes in assets and liabilities:
      Accounts receivable - affiliates                                     (4)         (4)
      Prepaid and other assets                                             18         (10)
      Deferred expenses                                                   (50)          -
      Accounts payable and accrued expenses                               (89)        545
      Accrued interest and fees                                           749         743
      Tenant security deposits                                           (147)          2
                                                                      -------   ---------
         Total adjustments                                                329       3,425
                                                                      -------   ---------
         Net cash provided by operating activities                      1,316       2,076
                                                                      -------   ---------

Cash flows from investing activities:
   Additions to buildings and improvements                                  -        (517)
   Proceeds from sale of joint venture interest                            19           -
                                                                      -------   ---------
         Net cash provided by (used in) investing activities               19        (571)
                                                                      -------   ---------


Cash flows from financing activities:
   (Increase) decrease in restricted cash                                 (10)        386
   Repayment of principal on long-term debt                              (524)       (862)
                                                                      -------   ---------
         Net cash used in financing activities                           (534)       (476)
                                                                      -------   ---------

Net increase in cash and cash equivalents                                 801       1,029
Cash and cash equivalents, beginning of period                          1,562       1,390
                                                                      -------   ---------
Cash and cash equivalents, end of period                              $ 2,363   $   2,419
                                                                      =======   =========

Cash paid during the period for interest                            $    3,008   $  2,959
                                                                    ==========   ========

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1997 and March 31, 1997 and revenues and expenses for each of the three- and nine-month periods ended December 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      Accounts receivable - affiliates as of December 31, 1997 and March 31, 1997 consist of investor servicing fees due from the unconsolidated joint venture.

      Included in general and administrative expenses for the nine-month periods ended December 31, 1997 and 1996 is $60,000 and $55,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine-month periods ended December 31, 1997 and 1996 is $4,000 and $3,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

    On September 18, 1997, the Partnership sold 75% of its interest in the Lincoln Garden joint venture to its co-venture partner for $18,845. The remaining 25% will be acquired by the co-venture partner for $6,155 on or after September 19, 1998. Upon completion of this sale, the total net proceeds to the Partnership will be $25,000. The sale was structured in two parts to minimize the negative tax consequences to the Lincoln Garden joint venture. Management does not believe that the value of the Lincoln Garden property has reached the point where it exceeds the outstanding first mortgage loan balance. Because management does not foresee a potential for appreciation in the value of the property in the foreseeable future, the Partnership negotiated a sale of its position to the co-venture partner for a nominal payment. During recent years, the operating performance of the Lincoln Garden Apartments has deteriorated, as evidenced by declining occupancy levels, lower rental income and an inability to generate positive cash flow. Since its inception, the Partnership has not received cash flow from this investment, and no cash flow from this asset is projected for the future. The Partnership recognized a gain for financial reporting purposes on the sale of its interest in Lincoln Garden because the equity method carrying value of the investment is negative, as prior year losses have exceeded the amount of the Partnership's initial investment. The gain related to the sale of the 75% portion of the Partnership's investment is reflected in the financial statements for the third quarter of fiscal 1998 due to the Partnership's three-month reporting lag.

     Summarized operations of the unconsolidated joint venture, for the periods indicated, are as follows:

                         Condensed Summary of Operations
         For the three and nine months ended September 30, 1997 and 1996
                                 (in thousands)

                                  Three Months Ended     Nine Months Ended
                                    September 30,           September 30,
                                  ------------------    ------------------
                                    1997       1996        1997      1996
                                    ----       ----        ----      ----

    Rental revenues              $  275      $  277    $   776   $    836
    Interest and other income        12          14         43         45
                                 ------      ------    -------    -------
                                    287         291        819        881

    Property operating expenses     143         157        465        471
    Interest expense                128         115        375        357
    Depreciation and
     amortization                    74          64        205        189
                                 ------      ------    -------    -------
                                    345         336      1,045      1,017
                                 ------      ------    -------    -------
    Net loss                     $  (58)     $  (45)   $  (226)   $  (136)
                                 ======      ======    =======    =======


                                  Three Months Ended     Nine Months Ended
                                    September 30,           September 30,
                                  ------------------    ------------------
                                    1997       1996        1997      1996
                                    ----       ----        ----      ----

    Net loss:
      Partnership's share of
         net loss                $  (38)    $  (30)    $  (147)   $  (89)
      Co-venturer's share of
         net loss                   (20)       (15)        (79)      (47)
                                 ------     ------     -------    -------
                                 $  (35)    $  (45)    $  (226)   $ (136)
                                =======     ======     =======    ======

               Reconciliation of Partnership's Share of Operations
         For the three and nine months ended December 31, 1997 and 1996
                                 (in thousands)

                                  Three Months Ended    Nine Months Ended
                                     December 31,         December 31,
                                  ------------------    -----------------
                                    1997       1996        1997      1996
                                    ----       ----        ----      ----

     Partnership's share of
        operations,
        as shown above           $  (38)     $  (30)    $  (147)   $   (89)
     Amortization of excess
        basis                        (1)         (1)         (3)        (3)
                                 ------      ------     -------    -------
     Partnership's share of
       unconsolidated
       venture's loss            $  (39)     $  (31)    $  (150)   $   (92)
                                 ======      ======     =======    =======

4.  Operating Investment Properties
    -------------------------------

      The Partnership consolidates the results of two majority-owned and controlled joint ventures in its financial statements. The Partnership's policy is to report the operations of the consolidated joint ventures on a three-month lag.

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

      The following is a combined summary of property operating expenses for the Harbour Pointe Apartments and The Lakes at South Coast Apartments for the three and nine months ended September 30, 1997 and 1996 (in thousands):

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                   ------------------    ------------------
                                     1997     1996         1997       1996
                                     ----     ----         ----       ----
      Property operating expenses:
        Repairs and maintenance    $   324  $   213      $    781   $   713
        Utilities                      169      147           438       447
        Management fees                100       96           300       283
        Other operating and
          administrative               547      447         1,502     1,360
                                   -------  -------      --------   -------

                                   $ 1,140  $   903      $ 3,020    $ 2,803
                                   =======  =======      =======    =======

5.  Long-term Debt
    --------------

      Long-term debt on the Partnership's balance sheet at December 31, 1997 and March 31, 1997 consists of the following (in thousands):

                                                December 31       March 31
                                                -----------       --------
    Nonrecourse   mortgage   note
    payable     which     secures
    Manatee     County    Housing
    Finance   Authority   Revenue
    Refunding      Bonds.     The
    mortgage  loan is  secured by
    a deed to  secure  debt and a
    security  agreement  covering
    the   real    and    personal
    property   of   the   Harbour
    Pointe Apartments.                         $   9,125       $   9,125


    Developer     loan    payable
    which   secures   County   of
    Orange,            California
    Tax-Exempt          Apartment
    Development   Revenue  Bonds.
    The    mortgage    loan    is
    nonrecourse  and  is  secured
    by  a  first  deed  of  trust
    plus  all  future  rents  and
    income   generated   by   The
    Lakes    at    South    Coast
    Apartments.                                    75,600         75,600

    Nonrecourse  loan  payable to
    bank secured  by a third deed
    of trust plus all future rents
    and income  generated  by The
    Lakes at South Coast Apartments.                2,967          3,491

    Prior            indebtedness
    principal   payable  to  bank
    by    The     Lakes     Joint
    Venture.    This   obligation
    is  nonrecourse  to the joint
    venture.                                        3,411           3,411

    Deferred       gain      from
    forgiveness  of debt  (net of
    accumulated  amortization  of
    $2,134    and    $1,877    at
    September    30,   1997   and
    December       31,      1996,
    respectively).                                 3,144           3,401
                                                --------        --------
                                                $ 94,247        $ 95,028
                                                ========        ========

      Mortgage loan secured by the Harbour Pointe Apartments:
      ------------------------------------------------------

      Original financing for construction of the Harbour Pointe Apartments was provided through $9,200,000 of Multi-Family Housing Mortgage Revenue Bonds, Series 1985 E due December 1, 2007 (the original Bonds) issued by the Manatee County Housing Finance Authority which bore interest at 8.25% plus a 1.25% letter of credit fee. An amount of $75,000 was paid on the original bonds prior to the refinancing. The original bond issue was refinanced on May 1, 1990 with $9,125,000 Weekly Adjustable/Fixed Rate Multi-Family Housing Revenue Refunding Bonds, Series 1990A, due December 1, 2007 (the Bonds). The interest rate on the Bonds is adjusted weekly to a minimum rate that would be necessary to remarket the Bonds in a secondary market as determined by a bank remarketing agent. The Bonds are secured by the Harbour Pointe Apartments. The fair market value of this debt obligation approximated $8.8 million as of September 30, 1997 and December 31, 1996.

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

      Debt secured by The Lakes at South Coast Apartments:
      ----------------------------------------------------

      Original financing for construction of The Lakes at South Coast Apartments was provided from a developer loan in the amount of $76,000,000 funded by the proceeds of a public offering of tax-exempt apartment development revenue bonds. The Lakes Joint Venture ("the Venture") had been in default of the developer loan since December 1989 for failure to make full and timely payments on the loan. As a result of the Venture's default, the required semi-annual interest and principal payments due to the bond holders through June of 1991 were made by the bank which had issued an irrevocable letter of credit securing the bonds. Under the terms of the loan agreement, the Venture was responsible for reimbursing the letter of credit issuer for any draws made against the letter of credit which totalled $7,748,000.

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

      The loan is secured by a first deed of trust plus all future rents and income generated by the operating investment property. Bond principal and interest payments are secured by an irrevocable letter of credit issued by a bank in the amount of $76,569,000, expiring December 15, 1998. The Venture pays an annual letter of credit fee equal to 1.3% of the outstanding amount, payable 73% monthly with the remaining 27% deferred and paid in accordance with the Reimbursement Agreement (Unpaid Accrued Letter of Credit Fees). Unpaid Accrued Letter of Credit Fees were $2,735,000 and $2,533,000 at September 30, 1997 and December 31, 1996, respectively. The bank letter of credit is secured by a second deed of trust on the operating investment property and future rents and income from the operating investment property.

      In conjunction with the 1991 Developer Loan, the Venture entered into a Reimbursement Agreement with the letter of credit issuer regarding the unreimbursed letter of credit draws referred to above. The letter of credit issuer agreed to forgive all outstanding accrued interest through September 26, 1991, aggregating $1,132,000, along with a portion of the outstanding principal in the amount of $300,000. In return, the Venture made a principal payment of $925,000, leaving an unpaid balance of $6,523,000 (Prior Indebtedness). The outstanding principal balance of the Prior Indebtedness bears interest payable to the letter of credit issuer at the rate of 11% per annum. Interest accrued on the Prior Indebtedness from the date of closing through June 1992 was forgiven by the letter of credit issuer. Interest forgiven during this period, along with related legal fees for the restructuring transaction, aggregated $746,000. Principal payments from available net cash flow and the release of certain restricted escrow funds described below totalled $3,112,000 through September 30, 1997, leaving an outstanding principal balance of $3,411,000 as of September 30, 1997. At the time of the refinancing the Venture also owed the letter of credit issuer fees totalling $2,184,000. The letter of credit issuer agreed to forgive $1,259,000 of such unpaid fees, leaving an unpaid balance of $925,000 (Deferred Prior Letter of Credit Fees). The Venture has a limited right to defer payment of interest and principal on the Prior Indebtedness and the Unpaid Accrued Letter of Credit Fees to the extent that the net cash flow from operations is not sufficient after the payment of debt service on the 1991 Developer Loan and the funding of certain required reserves. In addition, upon a sale or other disposition of the operating property, the Reimbursement Agreement allows for the payment to the Venture of an amount of $5,500,000, plus accrued interest at the rate of 8% per annum, prior to the repayment to the letter of credit issuer of the accrued interest on the Prior Indebtedness and the Deferred Prior Letter of Credit Fees.

      In November 1988, a borrowing arrangement with a bank was entered into to provide funds for The Lakes. The Venture obtained a line of credit secured by a third trust deed on the subleasehold interest, buildings and improvements, and rents and income in the amount of $6,300,000. Interest on the line of credit was originally payable monthly at 1-1/2% over the Citibank, N.A. prime rate. However, because of the default status of this obligation during 1990, interest had accrued at a rate of prime plus 4% through September 26, 1991. Accrued interest on the line of credit, which is payable to the same bank which issued the letter of credit in connection with the bonds, totalled $1,841,000 at September 26, 1991. The outstanding principal balance of the line of credit was $6,127,000 as of September 26, 1991. In conjunction with the refinancing of the developer loan described above, the lender agreed to forgive all of the outstanding accrued interest at the date of the refinancing. Interest accrues on the outstanding principal balance at the rate of 11% per annum beginning September 27, 1991. Payment of interest and principal on the line of credit borrowings, prior to a sale or other disposition of the operating property, is limited to the extent of available cash flow after the payment of debt service on the developer loan and the funding of certain required reserves. In addition, as with the Prior Indebtedness principal and interest described above, upon a sale or other disposition of the operating property, the payment of accrued interest on the line of credit borrowings is subordinated to the receipt by the Venture of $5,500,000 plus a simple return thereon of 8% per annum. Principal payments on the line of credit borrowings from available net cash flow totalled $3,160,000 through September 30, 1997, leaving an outstanding principal balance of $2,967,000 as of September 30, 1997.

      The restructuring of the Prior Indebtedness, the Deferred Letter of Credit Fees and the line of credit borrowings, as described above, have been accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,278,000, has been deferred and is being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. At September 30, 1997 and December 31, 1996, $3,144,000 and $3,401,000, respectively, of such forgiven debt (net of accumulated amortization) has been reflected on the accompanying balance sheets and $257,000 has been amortized as a reduction of interest expense in the accompanying statements of operations for each of the nine-month periods ended September 30, 1997 and 1996.

      The 1991 Developer Loan required the establishment of a $2,000,000 deficit reserve account, funded from the Venturers' 1991 contributions. The loan also required the funding of an additional reserve account on a monthly basis from available cash flow (as defined) to the extent that the interest rate on the bonds was below 6%, until the balance in this reserve account totalled $1,000,000. During fiscal 1997, the requirement for the additional reserve account was eliminated and the balance in the account was applied against the Venture's outstanding debt obligations. The $2,000,000 deficit reserve may be used under certain circumstances to fund the Venture's debt service obligations to the extent that net operating income is insufficient. As of September 30, 1997 and December 31, 1996, the balance in the deficit reserve account totalled $1,184,000 and $1,146,000, respectively. Such amounts are included in restricted cash on the accompanying balance sheets. The remaining balance in restricted cash relates to operating cash accounts of the Venture in which disbursements are restricted by the bank.

      The 1991 Developer Loan contains several restrictive covenants, including, among others, a requirement that the Venture furnish the letter of credit issuer in September 1994 and September 1996 with certified independent appraisals of the fair market value of the operating investment property for an amount equal to or greater than $92,000,000 and $100,000,000, respectively. Failure to provide such appraisals was defined as an event of default under the Reimbursement Agreement. Through the first quarter of fiscal 1998, the Lakes Joint Venture had not provided the lender with an appraisal which met either the $92,000,000 or $100,000,000 requirement and, accordingly, was in default under the Reimbursement Agreement. In February 1996, the lender issued a formal notice of default to the Joint Venture pursuant to the Reimbursement Agreement. For the past several years, the Managing General Partner has had discussions with the lender regarding possible changes to the appraisal requirements which were fully resolved during the second quarter of fiscal 1998. On September 18, 1997, the Partnership signed amendment documents with the lender to remove the appraisal requirements. As a result, the Venture is no longer in technical default. Additionally, the amendment allows the release of funds from certain reserve accounts that have been required by the lender. The property's improved operations and increasing rental rates, combined with the low interest rate on the tax-exempt bonds, make it no longer necessary to maintain these reserves. The money from these accounts was used to pay down approximately $1,900,000 of debt owed by the Venture to the lender. Such principal paydown will be reflected in the fourth quarter financial statements because the release of cash from the restricted accounts occurred subsequent to September 30, 1997. In addition, approximately $800,000 of the previously restricted cash has been reserved for the necessary painting of the property, and another $300,000 has been allocated for future capital needs. The fair value of the aggregate indebtedness secured by The Lakes at South Coast Apartments cannot presently be determined due to its unique terms and conditions.

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

Liquidity and Capital Resources
-------------------------------

      As previously reported, the Partnership is currently focusing on potential disposition strategies for the remaining investments in its portfolio. Management believes that the improvements in the apartment segment of the real estate market may provide the Partnership with favorable opportunities to sell The Lakes at South Coast Apartments and the Harbour Pointe Apartments in the near term. Management believes that due to improving market conditions, the values of The Lakes at South Coast Apartments and the Harbour Point Apartments have increased during recent months and are approaching or have exceeded the outstanding balances of the properties' debt encumbrances. However, it remains to be seen whether continued improvement in market conditions will be sufficient for the Partnership to recover significant portions of its original investments in the remaining properties. The Partnership's ability to recover any significant portion of its original capital will depend principally on the outcome of the sale of The Lakes at South Coast Apartments, which represents the majority of the Partnership's remaining portfolio. The rapidly improving market conditions in the Orange County area where The Lakes at South Coast Apartments is located have resulted in a significant increase in the estimated market value of The Lakes in recent months. As previously reported, during the quarter ended September 30, 1997, the Partnership received several unsolicited expressions of interest from potential purchasers of The Lakes which suggest that a sale price in excess of the outstanding balance of the secured indebtedness might be achievable. The dramatic rental rate increases in the Orange County market may also be an indication that the market is approaching its peak. As a result, management has selected a national brokerage firm to market The Lakes and expects to begin formal marketing efforts in February 1998 with a goal of completing a sale during calendar 1998. It is currently contemplated that sales of all of the Partnership's remaining assets could be accomplished within the next 1 to 2 years. The sale of the remaining assets would be followed by the formal liquidation of the Partnership. There are no assurances, however, that the sale of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

      The operations of the three remaining assets, The Lakes at South Coast Apartments, the Harbour Pointe Apartments and the Lincoln Garden Apartments, have been stabilized as a result of debt restructurings, and the properties do not currently require the use of the Partnership's cash reserves to support operations. Without these restructurings, the properties would most likely have been lost through foreclosure actions by the respective lenders. All three of these properties were financed with tax-exempt revenue bonds issued by local housing authorities. The interest rates on all three of these restructured debt obligations are now variable rates, which are based on comparable rates on similar tax-exempt obligations. Such rates have remained 3 to 4 percent per annum below comparable conventional rates over the past several years which has allowed the properties, for the most part, to generate excess cash flow after the payment of operating expenses and debt service obligations. This cash flow has been used to maintain these properties in competitive condition. If interest rates were to rise dramatically, The Lakes at South Coast Apartments and Harbour Pointe Apartments would require advances from the Partnership in order to continue paying their operating expenses and debt service obligations.

      As reported in the second quarter, on September 18, 1997 the Partnership sold 75% of its interest in the joint venture that owns the Lincoln Garden Apartments to its co-venture partner for $18,845. The remaining 25% will be acquired by the co-venture partner for $6,155 on or after September 19, 1998. Upon completion of this sale, the total net proceeds to the Partnership will be $25,000. The sale was structured in two parts to minimize the negative tax consequences to the Lincoln Garden joint venture. Unlike the Lakes and Harbour Pointe investments, management does not believe that the value of the Lincoln Garden property has reached the point where it exceeds the outstanding first mortgage loan balance. In addition, the co-venture partner has a priority position in the joint venture due to certain loans which it advanced to the venture to cover prior operating deficits. Because management does not foresee a potential for appreciation in the value of the property in the foreseeable future, the Partnership negotiated a sale of its position to the co-venture partner for a nominal payment. During recent years, the operating performance of the Lincoln Garden Apartments has deteriorated, as evidenced by declining occupancy levels, lower rental income and an inability to generate positive cash flow. Since its inception, the Partnership has not received cash flow from this investment, and no cash flow from this asset is projected for the future. The property is located in Tucson, Arizona, where a significant number of new apartment units have been constructed during recent years. These new apartment developments have placed negative competitive pressures on Lincoln Garden which is an older property located outside of Tucson's growing residential areas. The Partnership recognized a gain for financial reporting purposes on the sale of its interest in Lincoln Garden because the equity method carrying value of the investment is negative, as prior year losses have exceeded the amount of the Partnership's initial investment.

      The Harbour Pointe Apartments averaged 96% occupancy during the quarter ended December 31, 1997, a 3% increase from the previous quarter. As previously reported, the Partnership had initiated discussions with the issuer of the letter of credit on the Harbour Pointe Apartments, which was scheduled to expire on December 15, 1997. During the second quarter of fiscal 1998, the letter of credit issuer approved the joint venture's application for an extension of the letter of credit through December 2000. The new terms of the letter of credit agreement require the commencement of regular bond sinking fund contributions of $240,000 per annum to be paid in quarterly installments of $60,000 beginning February 15, 1998. The terms of the extension also increase the letter of credit fee from 1% to 1.25% per annum on the outstanding amount of $9,247,500, payable on a quarterly basis beginning February 15, 1998. The joint venture will also be required to make annual deposits to a lender-controlled escrow account equal to 75% of Harbour Pointe's annual net cash flow, as defined, for each fiscal year, beginning with fiscal 1998. All funds deposited to the escrow account will be returned to the joint venture upon the earlier of the termination and surrendering of the letter of credit to the lender or the achievement of a loan-to-value ratio equal to or less than 75%, as determined solely by the lender. Recent improvements in market conditions and in the operating performance of the Harbour Pointe Apartments have increased the estimated market value of the property to a level which slightly exceeds the outstanding first mortgage loan balance. Nonetheless, significant additional appreciation would have to occur in order to achieve a loan-to-value ratio of 75% or less. As a result, the effect of the new terms of the Harbour Pointe letter of credit will be that the cash flow from the property's operations will no longer be available to cover the Partnership's future operating expenses. However, the Partnership has sufficient cash reserves to cover operating expenses for the next several years. With the Partnership focusing on potential disposition strategies for its remaining investment properties and targeting a liquidation within the next 1 to 2 years, such reserves should be adequate to meet the Partnership's liquidity needs during this period. The Partnership plans to initiate marketing efforts for the sale of the Harbour Ponte property within the next several months.

      As previously reported, the Reimbursement Agreement which governs the secured debt obligations of The Lakes Joint Venture contains certain restrictive covenants, including, among others, a requirement that the venture provide the lender, in September 1994 and September 1996, with certified independent appraisals of the operating property indicating the value of the property to be equal to or greater than $92 million and $100 million, respectively. Failure to provide such appraisals was defined as an event of default under the Reimbursement Agreement. Through the first quarter of fiscal 1998, the Lakes Joint Venture had not provided the lender with an appraisal which met either the $92,000,000 or $100,000,000 requirement and, accordingly, was in default under the Reimbursement Agreement. In February 1996, the lender issued a formal notice of default to the Joint Venture pursuant to the Reimbursement Agreement. For the past several years, the Managing General Partner has had discussions with the lender regarding possible changes to the appraisal requirements which were fully resolved during the second quarter of fiscal 1998. On September 18, 1997, the Partnership signed amendment documents with the lender to remove the appraisal requirements. As a result, the Venture is no longer in technical default. Additionally, the amendment provided for the release of funds from certain reserve accounts that had been required by the lender. The property's improved operations and increasing rental rates, combined with the low interest rate on the tax-exempt bonds, make it no longer necessary to maintain these reserves. The money from these accounts was used to pay down approximately $1,900,000 of debt owed by the Venture to the lender. Such principal paydown will be reflected in the fourth quarter financial statements because the release of cash from the restricted accounts occurred subsequent to September 30, 1997. In addition, approximately $800,000 of the previously restricted cash has been reserved for the necessary painting of the property, and another $300,000 has been allocated for future capital needs. The exterior painting project began during the third quarter. To date, two of the property's nine residential buildings have been painted. During January and February, the painting project will focus on the fencing, light posts and the clubhouse. In late February, the painting of the residential buildings will resume as the weather permits.

      The Lakes at South Coast Apartments had an average occupancy level of 95% for the quarter ended December 31, 1997, unchanged from the prior quarter. The property's leasing team was able to sustain a 95% occupancy level each month of the past quarter while implementing significant rental rate increases upon lease expirations. All new tenant leases are signed at the increased market rental rates which were raised substantially throughout the past year. In some instances, the new market rental rate is as much as $100 over the rent an existing tenant paid on their expiring lease. In order to minimize turnover of these apartments, existing tenants that elect to renew their leases are given 5% increases. Property management surveys indicate that 25% of tenants that did not renew their leases during the past quarter chose not to remain at the property due to the rent increases. Although turnover has increased compared to the same period last year, traffic has correspondingly increased and the occupancy level remains high despite the aggressive rental rate increases.

      At December 31, 1997, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $2,356,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and the consolidated ventures and, to the extent necessary and economically justified, to fund the Partnership's share of any future capital improvements or operating deficits of its remaining joint venture investments. As noted above, approximately $1.1 million of capital improvements planned at The Lakes will be paid from the balances in the restricted escrow accounts formerly required by the property's mortgage lender. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the remaining investment properties and from proceeds received from the sale, refinancing or other disposition of such properties.

Results of Operations
Three Months Ended December 31, 1997
------------------------------------

      For the three months ended December 31, 1997, the Partnership reported net income of $1,501,000 as compared to a net loss of $416,000 for the same period in the prior year. This favorable change in net income (loss) is primarily the result of a $2,010,000 gain recognized on the sale of 75% of the Partnership's interest in the Lincoln Garden joint venture in September 1997, as discussed further above. This favorable change in net income (loss) was partially offset by an increase in the Partnership's operating loss of $85,000 (including the co-venturers' share of consolidated ventures' losses) an increase in the Partnership's share of unconsolidated venture's loss of $8,000. The Partnership's operating loss, which includes the consolidated results of the Lakes and Harbour Pointe joint ventures, increased mainly due to an increase in property operating expenses and interest charges which were partially offset by an increase in rental revenues and a decrease in depreciation expense. Property operating expenses increased by $237,000 mainly due to an increase in repairs and maintenance related expenditures at both consolidated properties during the current three-month period. Interest expense increased mainly due to an increase in the annual letter of credit fee on the debt of The Lakes Joint Venture from 1% to 1.3% effective December 16, 1996, as discussed further in the Annual Report. Rental revenues increased mainly due to an $82,000 increase in revenue at The Lakes as a result of increases in rental rates. Depreciation expense decreased by $115,000 as a result of certain assets having become fully depreciated at The Lakes during fiscal 1997.

      The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden joint venture, increased by $8,000 in the current three-month period mainly due to a $13,000 increase in interest expense and a $10,000 increase in depreciation and amortization expense which were partially offset by a $14,000 decrease in property operating expenses.

Nine Months Ended December 31, 1997
-----------------------------------

      The Partnership reported net income of $987,000 for the nine-month period ended December 31, 1997 as compared to a net loss of $1,349,000 for the same period in the prior year. This favorable change in net income (loss) is primarily the result of a $2,010,000 gain recognized on the sale of 75% of the Partnership's interest in the Lincoln Garden joint venture in September 1997, as discussed further above. Also contributing to the favorable change in the Partnership's net income (loss) was a decrease in the Partnership's operating loss of $384,000 (including the co-venturers' share of consolidated ventures' losses) which was partially offset by a $58,000 increase in the Partnership's share of unconsolidated venture's loss. Operating loss, which includes the consolidated results of the Lakes and Harbour Pointe joint ventures, decreased mainly due to an increase in rental revenue of $402,000 and a decrease in depreciation expense of $345,000. Rental revenues increased primarily due to a $386,000 increase in revenue at The Lakes as a result of increases in rental rates compared to the same period in the prior year. Depreciation expense declined as a result of certain assets having become fully depreciated at The Lakes during fiscal 1997. The increase in rental revenue and decrease in depreciation expense were partially offset by an $81,000 decrease in other income and increases in the property operating, general and administrative, and interest expense categories. Other income decreased mainly due to real estate tax refunds received by The Lakes Joint Venture during the prior year. Property operating expenses were higher mainly due to increases in repairs and maintenance, advertising, salaries and management fees at The Lakes and an increase in repairs and maintenance expenses at Harbour Pointe. The increase in general and administrative expenses was largely attributable to an increase in certain required professional services compared to the same period in the prior year.

      The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden joint venture, increased by $58,000 in the current nine-month period due to a $60,000 decrease in rental income. Rental income decreased mainly as a result of a decline in average occupancy when compared to the same period in the prior year due to the competitive conditions referred to above.

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






Dated:  February 17, 1998