Form 10-K405
period 1998-03-31
PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD
filed 1998-06-29
CIK 772124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from ______ to _______ .


Commission File Number: 0-17150


                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Texas                                              76-0147579
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                         02110
------------------------------------------                         -----
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
Title of each class                                    which registered
-------------------                                 ------------------------
      None                                                  None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                          Form 10-K Reference
---------                                          -------------------

Prospectus of registrant dated                        Part IV
September 11, 1985, as supplemented

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
                                 1998 FORM 10-K

                                TABLE OF CONTENTS


Part   I                                                                Page

Item  1     Business                                                    I-1

Item  2     Properties                                                  I-3

Item  3     Legal Proceedings                                           I-4

Item  4     Submission of Matters to a Vote of Security Holders         I-5


Part  II

Item  5     Market for the Partnership's Limited Partnership
              Interests and   Related Security Holder Matters           II-1

Item  6     Selected Financial Data                                     II-1

Item  7     Management's Discussion and Analysis of Financial
               Condition  and Results of Operations                     II-2

Item  8     Financial Statements and Supplementary Data                 II-7

Item  9     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                      II-7


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
              Reports on Form 8-K                                       IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                          F-1 to F-20

    This Form 10-K  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-6 of this Form 10-K.

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

      As of March 31, 1998, the Partnership had investments, through joint ventures and limited partnerships, in the two residential apartment complexes referred to below:

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

      The Partnership originally had investments in six operating investment properties. Through March 31, 1998, the Partnership had sold its interest in one of these properties to its joint venture partner for a nominal payment and three other properties had been forfeited through foreclosure proceedings. On September 18, 1997, the Partnership sold its interest in the Lincoln Garden joint venture to its co-venture partner for $25,000. The sale was structured in two parts to minimize the negative tax consequences to the Lincoln Garden joint venture. The Partnership received $19,000 on September 18, 1997, and the remaining $6,000 will be received on or after September 19, 1998. Because management did not foresee a potential for appreciation in the value of the Lincoln Garden property in excess of the outstanding first mortgage loan balance the foreseeable future, the Partnership negotiated a sale of its position to the co-venture partner for a nominal payment. During the fourth quarter of fiscal 1991, due to a default by the Quinten's Crossing Joint Venture under the terms of its first mortgage loan, the lender was granted, by Court order, the right to foreclose on the venture's operating property. As a result, on April 1, 1991, the Partnership's co-venturer filed an involuntary petition under Chapter 11 of the United States Bankruptcy Code on behalf of the venture. The bankruptcy petition prevented an immediate foreclosure action. However, the venture partners and the lender were unable to reach an agreement on an acceptable modification of the mortgage obligation. Accordingly, on August 27, 1992, the Partnership and its co-venturer forfeited their interests in Quinten's Crossing to the mortgage lender. The Parrot's Landing Joint Venture had stopped making the required debt service payments to the mortgage lender on February 1, 1990. Because of the defaults, the mortgage lender had the right to accelerate payment on the entire balance of the mortgage note. The mortgage lender had given the joint venture formal notice of default and had filed for foreclosure. On October 16, 1992, the Partnership and the co-venturer forfeited their interests in Parrot's Landing to the mortgage holder in settlement of the foreclosure proceedings, after protracted negotiations failed to produce an acceptable loan modification agreement. The Partnership also originally had an investment, through a limited partnership, in the Clipper Cove Apartments, located in Boynton Beach, Florida. On March 5, 1990, the Clipper Cove Apartments, owned by The Landing Apartments, Ltd., was foreclosed on by the mortgage lender. The lender was entitled to foreclose on the property because of the inability of the venture to make the required debt service payments due on the mortgage loan. Negotiations to modify the loan terms and efforts by the Partnership to locate a buyer for the property were unsuccessful.

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

      The Partnership's operating investment properties have been adversely affected by an oversupply of competing rental apartment properties in the markets in which the properties are located. The effects of the resulting competition, combined with high debt service costs and weakened local economies, resulted in the inability of all of the joint ventures to meet their original debt service obligations without contributions from the venture owners. This situation has caused the Partnership to lose its investments in the Clipper Cove Apartments, Quinten's Crossing Apartments and Parrot's Landing Apartments through foreclosure proceedings and resulted in the sale of the Partnership's interest in the Lincoln Garden joint venture for a nominal amount, as discussed further above. These four properties comprised approximately 43% of the Partnership's original investment portfolio. The Managing General Partner, along with the Partnership's co-venture partners, has pursued workout negotiations with the mortgage holders on all of the operating investment properties in efforts to obtain relief from debt service obligations in order to protect the Partnership's invested capital. Despite such efforts, which have been partially successful, the Partnership will be unable to achieve most of its original objectives due to the four disposition transactions described above which yielded no material proceeds to the Partnership. The Managing General Partner's strategy has been, and continues to be, to marshall the Partnership's resources for use in protecting the investment properties with the best long-term financial prospects in order to return as much of the invested capital as possible. The portion of the Partnership's original invested capital which may be returned to the Limited Partners will depend upon the ultimate selling prices obtained for the two remaining investment properties, which cannot presently be determined.

      As discussed further in Item 7, subsequent to the resolution of the default status of the debt secured by The Lakes at South Coast Apartments in fiscal 1998, management analyzed whether it would be in the Limited Partners' best interests to continue to hold the two remaining assets or to pursue potential sale opportunities with a goal of completing a liquidation of the Partnership in the near term. Based on such analysis, management concluded that a liquidation of the Partnership should be undertaken if favorable prices for The Lakes and Harbour Pointe can be achieved. Under the terms of the Partnership Agreement, the affirmative vote of Limited Partners who own 51% or more of the total number of outstanding units of limited partnership interest in the Partnership is required to approve the sale of all, or substantially all, of the Partnership's assets. On May 4, 1998, the Partnership furnished a Consent Solicitation Statement to the Limited Partners which sought the approval to sell the Partnership's two remaining assets and, thereafter, to liquidate and dissolve the Partnership (collectively, the "Sale and Liquidation"). Effective June 18, 1998, the results of the Consent Solicitation Statement were finalized, and the Sale and Liquidation was approved by the required affirmative vote of the Limited Partners (See Item 4). Management's goal is to complete the Sale and Liquidation by the end of calendar year 1998. Management believes that the recent improved conditions in the apartment segment of the real estate market have caused the values of The Lakes and Harbour Pointe to increase during recent months to a point where such values exceed the outstanding balances of the properties' debt encumbrances. There can be no assurances, however, that approval of the Sale and Liquidation will enable the Partnership to recover significant portions of its original invested capital. The Partnership's ability to recover any significant portion of its original capital will depend principally on the outcome of the sale of The Lakes, which represents substantially all of the aggregate value of the Partnership's two remaining properties. The Lakes is located in an extremely strong Orange County, California apartment market that continues to gain momentum. The improved market conditions in the Orange County area have resulted in a significant increase in the estimated market value of The Lakes in recent months. Management believes that the concurrence of aggressive apartment buyers who have access to an abundant supply of low cost capital seeking investment opportunities, the low interest rates on The Lakes' secured debt obligations and the dramatic increase in rental rates and operating efficiencies have created value in The Lakes that may not persist if any one or all of the favorable conditions were to change. Management further believes that the dramatic rental rate increases in the Orange County market may also be an indication that the market is approaching its peak. As a result, management retained a national brokerage firm in November 1997 to begin a formal marketing program for the purpose of soliciting proposals to acquire The Lakes. To date, the Partnership has received numerous proposals that suggest that The Lakes can be sold for a price in excess of the outstanding balance of its secured indebtedness, although the Partnership has not closed on a sale transaction with any potential buyer and no assurances can be given regarding a final sales price. Formal marketing efforts for the sale of the Harbour Pointe property began subsequent to year-end.

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

    All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past several years. However, the impact of the competition from the single-family home market has generally been offset by a significant increase in the funds available in the capital markets for investment in real estate and by the lack of significant new construction activity in the multi-family apartment market over most of this period. Over the past two years, development activity for multi-family properties in many markets has escalated significantly.

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

Item 2.  Properties

      As of March 31, 1998, the Partnership owned interests in two operating properties through a joint venture and a limited partnership. This joint venture and limited partnership and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

    Occupancy figures for each fiscal quarter during 1998, along with an average for the year, are presented below for each property in which the Partnership owned an interest during fiscal 1998.

                                        Percent Occupied at
                     ----------------------------------------------------------
                                                                       Fiscal
                                                                       1998
                     6/30/97        9/30/97      12/31/97   3/31/98    Average
                     -------        -------      --------   -------    -------

The Lakes              96%           95%           95%        96%        96%

Harbour Pointe
 Apartments            95%           93%           96%        97%        95%

Lincoln Garden
 Apartments            83%           N/A (1)       N/A        N/A        N/A

    (1) The Partnership sold its interest in the Lincoln Garden Apartments Joint Venture on September 18, 1997.

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the class action settlement by two of the plaintiff class members. In July 1997, the United States Curt of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint was very similar to the Abbate action described above and sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in both the Abbate and Bandrowski actions as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate and Bandrowski actions was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of both actions. Final releases and dismissals with regard to these actions were received during fiscal 1998.

      Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management believes that the resolution of these matters will not have a material impact on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      As discussed further in Item 7, subsequent to year-end, on May 4, 1998, the Partnership furnished a Consent Solicitation Statement to the Limited Partners which sought the approval to sell the Partnership's two remaining assets and, thereafter, to liquidate and dissolve the Partnership (collectively, the "Sale and Liquidation"). Effective June 18, 1998, the results of the Consent Solicitation Statement were finalized, and the Sale and Liquidation was approved by the required affirmative vote of the Limited Partners as follows:

                                          Abstentions       Total
      Votes             Votes             and               Votes
      For               Against           Non-Votes         Cast
      ---               -------           ---------         ----

     28,524              624                 -              29,148

                                   PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At March 31, 1998 there were 3,026 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for the resale of Units will develop. Upon request the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

Item 6. Selected Financial Data

                   PaineWebber Development Partners Four, Ltd.
          For the years ended March 31, 1998, 1997, 1996, 1995 and 1994
                     (in thousands except for per Unit data)

                                               Years  ended March 31,
                              --------------------------------------------------------
                                 1998       1997      1996        1995          1994
                                 ----       ----      ----        ----          ----

Revenues                      $ 11,604    $ 11,142   $ 10,644     $ 10,275    $ 10,481

Operating loss                $   (781)   $  (909)   $ (2,557)    $ (2,047)   $ (1,503)

Partnership's share of
 unconsolidated ventures'
 losses                       $   (149)   $  (152)   $   (124)    $    (35)   $   (101)

Gain on sale of joint
 venture interest             $  2,528          -           -            -           -

Net income (loss)             $  1,614    $(1,048)   $ (2,613)    $ (2,082)   $ (1,604)

Net income (loss) per
  Limited Partnership Unit    $  36.82    $(23.90)   $ (59.60)    $ (47.48)   $ (36.59)

Total assets                  $ 70,633    $73,942    $ 76,127     $ 77,924    $ 80,500

Mortgage loans payable        $92,120     $ 9,125    $  9,125     $  9,125    $ 97,948

Long-term debt in default           -     $85,903    $ 87,489     $ 87,832           -


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership offered limited partnership interests to the public from September 11, 1985 to September 5, 1987 pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. Gross proceeds of $41,644,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $32,751,000 was originally invested in joint venture interests in six residential apartment properties. The performance of the Partnership's investment properties has been adversely impacted by an oversupply of competing apartment units throughout the country and in the six local markets in which the properties are located. Through March 31, 1998, these conditions had resulted in the loss of three of the properties to foreclosure:
Clipper Cove Apartments in March 1990, Quinten's Crossing Apartments in August 1992, and Parrot's Landing Apartments in October 1992. In addition, as discussed further below, during fiscal 1998 the Partnership sold its interest in the Lincoln Garden joint venture to its co-venture partner for a nominal amount. These four properties comprised approximately 43% of the Partnership's original investment portfolio. The Managing General Partner, along with the Partnership's co-venture partners, has pursued workout negotiations with the mortgage holders on all of the operating investment properties in efforts to obtain relief from debt service obligations in order to protect the Partnership's invested capital. Despite such efforts, which have been partially successful, the Partnership will be unable to achieve most of its original objectives due to the four disposition transactions described above which yielded no material proceeds to the Partnership. The Managing General Partner's strategy has been, and continues to be, to marshal the Partnership's resources for use in protecting the investment properties with the best long-term financial prospects in order to return as much of the invested capital as possible. The Partnership's ability to recover any significant portion of its original capital will depend principally on the outcome of the sale of The Lakes at South Coast Apartments, which represents substantially all of the aggregate value of the Partnership's two remaining properties.

      On September 18, 1997, the Partnership agreed to sell its general partnership interest in the Lincoln Garden joint venture to its co-venture partner for $25,000. In effecting such sale, management considered that (i) during recent years, the operating performance of Lincoln Garden had deteriorated, (ii) since its inception, the Partnership had not received cash flow from this investment and no cash flow from this asset was projected for the future, and (iii) the joint venture partner had a priority position in the joint venture due to certain loans which it advanced to the joint venture to cover prior operating deficits. In addition, management determined that the outstanding first mortgage loan balance on the Lincoln Garden property was in excess of its market value and that future increases in the property's value were unlikely. Because the property offered little or no opportunity for a return of equity, the Partnership negotiated a sale of its position to its joint venture partner for a nominal amount. The sale was structured in two parts to minimize the negative tax consequences to the Lincoln Garden joint venture. Accordingly, the Partnership received $19,000 in September 1997 for the sale of 75% of its interest in the joint venture and will receive a final payment of $6,000 in September 1998 for the remaining 25% of its interest. As of September 18, 1997, the Partnership's remaining position in the joint venture was converted to a limited partnership interest, and the Partnership will have no continuing involvement in the operations of the Lincoln Garden joint venture through the date in September 1998 when its limited partnership interest will be redeemed for $6,000. Consequently, the Partnership wrote off the remaining equity method carrying value of its investment in Lincoln Garden during fiscal 1998. This write-off resulted in a gain of $2,528,000 because the venture's prior equity method losses had exceeded the total of the Partnership's investments and advances in the joint venture. The Partnership recorded its share of the venture's operating losses up through the date of the September 18, 1997 sale transaction.

      As previously reported, the Reimbursement Agreement which governs the secured debt obligations of The Lakes Joint Venture contains certain restrictive covenants, which included a requirement that the Venture provide the lender, in September 1994 and September 1996, with certified independent appraisals of the operating property indicating the value of the property to be equal to or greater than $92 million and $100 million, respectively. Failure to provide such appraisals was defined as an event of default under the Reimbursement Agreement. Through the first quarter of fiscal 1998, The Lakes Joint Venture had not provided the lender with an appraisal which met either the $92,000,000 or $100,000,000 requirement and, accordingly, was in default under the Reimbursement Agreement. In February 1996, the lender issued a formal notice of default to the Joint Venture pursuant to the Reimbursement Agreement. For the past several years, the Managing General Partner has had discussions with the lender regarding possible changes to the appraisal requirements which were fully resolved during the second quarter of fiscal 1998. On September 18, 1997, the Partnership signed amendment documents with the lender to remove the appraisal requirements. As a result, the Venture is no longer in technical default. Additionally, the amendment provided for the release of funds from certain reserve accounts that had been required by the lender. The property's improved operations and increasing rental rates, combined with the low interest rate on the tax-exempt bonds, make it no longer necessary to maintain these reserves. The money from these accounts was used to pay down approximately $1,900,000 of debt owed by the Venture to the lender. In addition, approximately $800,000 of the previously restricted cash was reserved for the necessary painting of the property, and another $300,000 was allocated for future capital needs. The exterior painting project was completed subsequent to year-end.

      Subsequent to the resolution of the default status of the debt secured by The Lakes at South Coast Apartments in fiscal 1998, management analyzed whether it would be in the Limited Partners' best interests to continue to hold the two remaining assets or to pursue potential sale opportunities with a goal of completing a liquidation of the Partnership in the near term. Based on such analysis, management concluded that a liquidation of the Partnership should be undertaken if favorable prices for The Lakes and Harbour Pointe can be achieved. Under the terms of the Partnership Agreement, the affirmative vote of Limited Partners who own 51% or more of the total number of outstanding units of limited partnership interest in the Partnership is required to approve the sale of all, or substantially all, of the Partnership's assets. On May 4, 1998, the Partnership furnished a Consent Solicitation Statement to the Limited Partners which sought the approval to sell the Partnership's two remaining assets and, thereafter, to liquidate and dissolve the Partnership (collectively, the "Sale and Liquidation"). Effective June 18, 1998, the results of the Consent Solicitation Statement were finalized, and the Sale and Liquidation was approved by the required affirmative vote of the Limited Partners. Management's goal is to complete the Sale and Liquidation by the end of calendar year 1998. There can be no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame. The operations of The Lakes and Harbour Pointe have been stabilized as a result of debt restructurings, and the properties do not currently require the use of the Partnership's cash reserves to support operations. Without these restructurings, the properties would most likely have been lost through foreclosure actions by the respective lenders. Each of these properties was financed with tax-exempt revenue bonds issued by local housing authorities. These restructured debt obligations bear interest at variable rates that, for the past several years, have remained 3 to 4 percent per annum below comparable conventional rates. Such favorable rates have allowed The Lakes and Harbour Pointe to generate excess cash flow after the payment of operating expenses and first mortgage debt service obligations. This cash flow has been used to maintain these properties in competitive condition and, in the case of The Lakes to pay interest and principal on second and third mortgage loans incurred in connection with the restructurings referred to above. If interest rates were to rise dramatically, The Lakes and Harbour Pointe joint ventures would require advances from the Partnership in order to continue paying their operating expenses and debt service obligations. In addition, the letter of credit that guarantees and secures the principal and interest payments of The Lakes' secured debt expires on December 15, 1998. If the letter of credit is not extended by this expiration date, such debt will become immediately due and payable and would need to be repaid from the proceeds of a sale of The Lakes or a refinancing of the debt. If such a sale or refinancing could not be accomplished, the property could be subject to foreclosure by the lender. Given the high level of debt encumbering The Lakes (which includes the first mortgage indebtedness, the second and third mortgage obligations incurred in connection with restructuring, deferred interest and deferred letter of credit fees), there can be no assurances that the Partnership would be able to extend the existing letter of credit or obtain a substitute credit facility. This impending letter of credit expiration was a contributing factor to management's decision to pursue a sale of the remaining assets and a liquidation of the Partnership to be completed prior to the end of calendar 1998.

      Management believes that the recent improved conditions in the apartment segment of the real estate market have caused the values of The Lakes and Harbour Pointe to increase during recent months to a point where such values exceed the outstanding balances of the properties' debt encumbrances. The Lakes is located in an extremely strong Orange County, California apartment market that continues to gain momentum. The improved market conditions in the Orange County area have resulted in a significant increase in the estimated market value of The Lakes in recent months. In calendar 1997, the unemployment rate in Orange County declined to 3.5% as compared to 5.1% in Orange County in 1995 and 9.4% for all of California at the bottom of its depressed economic conditions in 1993. Additionally, the population in Orange County has grown an estimated 11.4% since 1990. As a result of these improved economic conditions, apartment occupancy levels and rental rates have grown beyond pre-recession levels with some properties reporting annual increases greater than 15%. The local market reported an average occupancy level of approximately 95% for calendar 1997, as well as rental rate increases of 10% to 15% since the beginning of calendar 1997. The Lakes' occupancy level reached 99% in January 1997, and since that time rental rates have been substantially increased. Occupancy at The Lakes averaged 96% during the year ended March 31, 1998, as compared to 97% for the prior fiscal year. Management believes that the concurrence of aggressive apartment buyers who have access to an abundant supply of low cost capital seeking investment opportunities, the low interest rates on The Lakes' secured debt obligations and the dramatic increase in rental rates and operating efficiencies have created value in The Lakes that may not persist if any one or all of the favorable conditions were to change. Management further believes that the dramatic rental rate increases in the Orange County market may also be an indication that the market is approaching its peak. As a result, management retained a national brokerage firm in November 1997 to begin a formal marketing program for the purpose of soliciting proposals to acquire The Lakes. During the fourth quarter of fiscal 1998, the property was marketed extensively. Sales packages were distributed to 200 international, national, regional and local prospective purchases. Subsequent to year-end, the Partnership received offers from 14 prospective buyers. Supplemental information on the property was then provided to the top seven bidders with a requirement that best and final offers be returned by April 30, 1998. The highest offer was from a qualified buyer and met the Partnership's sale criteria. In June 1998, the Partnership executed a purchase and sale agreement with this prospective buyer for an amount in excess of the outstanding debt obligation. However, since this sale transaction remains contingent upon, among other things, satisfactory completion of the buyer's due diligence and formal approval by a number of third parties of the assumption of the tax-exempt bonds secured by The Lakes, there are no assurances that a sale will be consummated.

      The Harbour Pointe Apartments averaged 95% occupancy for the year ended March 31, 1998, as compared to 94% for the prior fiscal year. As previously reported, in early fiscal 1998 the Partnership initiated discussions with the issuer of the letter of credit on the Harbour Pointe Apartments, which was scheduled to expire on December 15, 1997. During the second quarter of fiscal 1998, the letter of credit issuer approved the joint venture's application for an extension of the letter of credit through December 2000. The new terms of the letter of credit agreement require the commencement of regular bond sinking fund contributions of $240,000 per annum to be paid in quarterly installments of $60,000 beginning February 15, 1998. The terms of the extension also increased the letter of credit fee from 1% to 1.25% per annum on the outstanding amount of $9,247,500, payable on a quarterly basis beginning February 15, 1998. The joint venture will also be required to make annual deposits to a lender-controlled escrow account equal to 75% of Harbour Pointe's annual net cash flow, as defined, for each year, beginning in calendar 1998. All funds deposited to the escrow account will be returned to the joint venture upon the earlier of the termination and surrendering of the letter of credit to the lender or the achievement of a loan-to-value ratio equal to or less than 75%, as determined solely by the lender. Recent improvements in market conditions and in the operating performance of the Harbour Pointe Apartments have increased the estimated market value of the property to a level which exceeds the outstanding first mortgage loan balance. Nonetheless, significant additional appreciation would have to occur in order to achieve a loan-to-value ratio of 75% or less. As a result, the effect of the new terms of the Harbour Pointe letter of credit will be that the cash flow from the property's operations will no longer be available to cover the Partnership's future operating expenses. However, the Partnership has sufficient cash reserves to cover operating expenses for the next several years. With the Partnership focusing on potential disposition strategies for its remaining investment properties and targeting a liquidation within the next year, such reserves should be adequate to meet the Partnership's liquidity needs during this period. The Partnership initiated marketing efforts for the sale of the Harbour Pointe property subsequent to March 31, 1998.

      At March 31, 1998, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $1,551,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and the consolidated ventures and, to the extent necessary and economically justified, to fund the Partnership's share of any future operating deficits of its two remaining joint venture investments. In addition, The Lakes Joint Venture had a restricted cash balance of $2.5 million, which represents amounts available at the discretion of the lender for future debt service shortfalls, principal paydowns or operating expenses of the venture. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the remaining investment properties and from proceeds received from the sale, refinancing or other disposition of such properties.

      As noted above, the Partnership expects to be liquidated during calendar year 1998. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1998 Compared to 1997
---------------------

      The Partnership reported net income of $1,614,000 for the fiscal year ended March 31, 1998 as compared to a net loss of $1,048,000 for the prior year. This favorable change in net income (loss) is primarily the result of the $2,528,000 gain recognized on the sale of the Partnership's interest in the Lincoln Garden joint venture in September 1997, as discussed further above. Also contributing to the favorable change in the Partnership's net income (loss) was a decrease in the Partnership's operating loss of $128,000. Operating loss, which includes the consolidated results of the Lakes and Harbour Pointe joint ventures, decreased mainly due to an increase in rental revenue of $544,000 and a decrease in real estate tax expense of $120,000. These favorable changes were partially offset by increases in the property operating, mortgage interest, general and administrative, and depreciation expense categories as well as decreases in interest and other income. Rental revenues increased primarily due to a $518,000 increase in revenue at The Lakes as a result of the significant increases in rental rates over the past two years, as discussed further above. Real estate taxes decreased mainly as a result of a reduction in the assessed value of The Lakes at South Coast Apartments for the current fiscal year. Property operating expenses were higher mainly due to increases in repairs and maintenance, advertising, salaries and management fees at The Lakes and an increase in repairs and maintenance expenses at Harbour Pointe. The increase in interest expense resulted from an increase in the average interest rate on the variable interest rate debt secured by The Lakes property when compared with the prior year. The increase in general and administrative expenses was largely attributable to an increase in the costs of certain required professional services compared to the prior year. Other income decreased mainly due to certain real estate tax refunds received by The Lakes Joint Venture during the prior fiscal year.

      The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden joint venture, decreased from $152,000 in fiscal 1997 to $149,000 for the current year. As discussed further above, the Partnership sold its interest in the Lincoln Garden joint venture as of September 18, 1997. Accordingly, the Partnership's share of the venture's operating results in the current year represents only a partial year of operations which is the primary reason for the decrease in the venture's net loss.

1997 Compared to 1996
---------------------

      The Partnership's net loss for fiscal 1997 decreased by $1,565,000 when compared to fiscal 1996. This favorable change in net loss resulted from a decrease in the Partnership's operating loss of $1,648,000. Operating loss decreased mainly due to an increase in rental income and decreases in interest and depreciation and amortization expenses attributable to the consolidated Lakes and Harbour Pointe joint ventures. Rental income from the consolidated joint ventures increased by $446,000 primarily due to an increase in rental rates and occupancy at The Lakes at South Coast Apartments during fiscal 1997. Rental income from The Lakes was up almost 5% compared to fiscal 1996. Rental revenues were up slightly at Harbour Pointe in fiscal 1997 as well. Interest expense decreased by $564,000 mainly due to a decrease in the variable interest rate on the first mortgage loan secured by The Lakes at South Coast Apartments as well as a reduction in the outstanding principal balance of the other debt secured by The Lakes. Depreciation and amortization decreased by $468,000 primarily due to various five-year assets becoming fully depreciated at The Lakes at South Coast Apartments. A decline in Partnership general and administrative expenses of $76,000 also contributed to the improvement in the Partnership's net loss for fiscal 1997. The reduction in general and administrative expenses can be attributed mainly to a decline in certain required professional fees.

      The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden Joint Venture increased by $28,000 during fiscal 1997, as compared to fiscal 1996, primarily due to a decrease in rental income. Rental income decreased by $64,000 mainly due to a decline in the average occupancy level at the property. The decrease in rental income was partially offset by a decline in interest expense of $22,000 as a result of a decrease in the variable interest rate on the venture's mortgage loan and by a reduction in administrative expenses of $24,000.

1996 Compared to 1995
---------------------

      The Partnership's net loss increased by $531,000 during fiscal 1996, as compared to fiscal 1995. This unfavorable change in net loss resulted from increases in the Partnership's operating loss and the Partnership's share of unconsolidated venture's loss of $510,000 and $89,000, respectively. Operating loss increased mainly due to an increase in interest expense of $950,000, attributable to an increase in the variable interest rates on the mortgage loans secured by The Lakes at South Coast Apartments and the Harbour Pointe
Apartments. This increase in interest expense was partially offset by an increase in rental income from the consolidated joint ventures of $214,000, an increase in interest income of $74,000, an increase in other income of $81,000 and a decrease in real estate taxes of $71,000. Rental income at Harbour Pointe and The Lakes improved by 3.5% and 2%, respectively, for fiscal 1996 as compared to fiscal 1995, in both cases mainly due to increases in average rental rates. In addition, the two apartment properties experienced identical improvement in their average occupancy levels from 94% for fiscal 1995 to 95% for fiscal 1996. Interest income increased primarily due to an increase in the average outstanding balances of the interest-earning restricted cash accounts held by the mortgage lender of The Lakes Joint Venture. Other income increased mainly due to a refund of prior year real estate taxes which was received by The Lakes Joint Venture during fiscal 1996, and real estate taxes declined as a result of a reduction in the assessed value of The Lakes.

      The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Lincoln Garden joint venture, increased by $89,000 for fiscal 1996. This increase in the Partnership's share of the venture's net loss was mainly due to an increase in interest expense, as a result of an increase in the variable interest rate on the venture's mortgage loan. A decline in other income at the Lincoln Garden joint venture for calendar 1995 was offset by a 4% increase in rental income which resulted from an increase in rental rates. The occupancy level at the Lincoln Garden Apartments averaged 95% for both fiscal 1996 and fiscal 1995.

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

      Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the market. In many markets across the country, development of new multi-family properties has increased significantly over the past two years. Existing properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates. Due to the size of the asset and the expected selling price, a near-term sale of The Lakes at South Coast Apartments would most likely be to a large institutional investor. Demand by institutional buyers of real estate can also be affected by the overall stock market performance and by the specific stock market performance of the industry of institutional real estate investors and the resulting impact on the availability and cost of capital.

Inflation
---------

      The Partnership commenced operations in 1985 and completed its twelfth full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                     Date
                                                                     elected
  Name                        Office                          Age    to Office
  ----                        ------                          ---    ---------

Bruce J. Rubin          President and Director                38     8/22/96
Terrence E. Fancher     Director                              44     10/10/96
Walter V. Arnold        Senior Vice President and Chief
                          Financial Officer                   50     10/29/85
David F. Brooks         First Vice President and Assistant
                          Treasurer                           55     6/24/85 *
Timothy J. Medlock      Vice President and Treasurer          37     6/1/88
Thomas W. Boland        Vice President and Controller         35     12/1/91

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

      Thomas W. Boland is a Vice President and Controller of the Managing General Partner and a Vice President and Controller of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1998, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1998 is $81,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $5,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1998. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the Adviser.

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

    (b) No reports on Form 8-K were filed during the last quarter of fiscal 1998.

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

                                    PAINEWEBBER DEVELOPMENT
                                       PARTNERS FOUR, LTD.


                                    By:  Fourth Development Fund Inc.
                                         ----------------------------
                                         Managing General Partner


                                    By: /s/ Bruce J. Rubin
                                        -------------------
                                        Bruce J. Rubin
                                        President and
                                        Chief Executive Officer


                                    By: /s/ Walter V. Arnold
                                        --------------------
                                        Walter V. Arnold
                                        Senior Vice President and
                                        Chief Financial Officer


                                    By: /s/ Thomas W. Boland
                                        --------------------
                                        Thomas W. Boland
                                        Vice President and Controller


Dated:  June 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Bruce J. Rubin                 Date: June 26, 1998
   ---------------------------              -------------
   Bruce J. Rubin
   Director



By:/s/ Terrence E. Fancher            Date: June 26, 1998
   ---------------------------              -------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

                 PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                              INDEX TO EXHIBITS


                                                            Page Number in the Report
      Exhibit No.    Description of Document                Or Other Reference
      -----------    -----------------------                -------------------------

      (3) and (4)    Prospectus of the Partnership          Filed with the Commission
                     dated September 11, 1985,  as           pursuant to Rule 424(c) and
                     supplemented, with particular          incorporated herein by reference.
                     reference to the Amended and
                     Restated Certificate and
                     Agreement of Limited Partnership


      (10)           Material contracts previously          Filed with the Commission pursuant
                     filed as exhibits to registration      to Section 13 or 15(d) of the
                     statements and amendments thereto      Securities Act of 1934 and
                     of the registrant together with        incorporated herein by reference.
                     all such  contracts  filed as
                     exhibits of previously  filed
                     Forms 8-K and Forms 10-K are
                     hereby incorporated herein by
                     reference.


      (13)           Annual Report to Limited Partners      No Annual Report for fiscal year
                                                            1998 has been sent to the Limited
                                                            Partners.  An Annual Report will be
                                                            sent to the Limited Partners
                                                            subsequent to this filing.


      (22)           List of subsidiaries                   Included in Item I of Part 1 of
                                                            this Report Page I-1, to which
                                                            reference is hereby made.

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

                          ANNUAL REPORT ON FORM 10-K
                     Item 14(a)(1) and (2) and Item 14(d)

                           PAINEWEBBER DEVELOPMENT
                             PARTNERS FOUR, LTD.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                      Reference
                                                                      ---------
PaineWebber Development Partners Four, Ltd.:

    Reports of independent auditors                                       F-2

    Consolidated balance sheets as of March 31, 1998 and 1997             F-4

    Consolidated  statements of operations for the years ended
       March 31, 1998, 1997 and 1996                                      F-5

    Consolidated  statements  of changes in  partners'  deficit
       for the years ended March 31, 1998, 1997 and 1996                  F-6

    Consolidated  statements of cash flows for the years
       ended March 31, 1998, 1997 and 1996                                F-7

    Notes to consolidated financial statements                            F-8

    Schedule III - Real Estate and Accumulated Depreciation              F-20


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

                        REPORT OF INDEPENDENT AUDITORS




The Partners
PaineWebber Development Partners Four, Ltd.:

     We have audited the accompanying consolidated balance sheets of PaineWebber Development Partners Four, Ltd. as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of 71st Street Housing Partners, Ltd., which statements reflect total assets of $7,219,000 and $7,333,000 as of December 31, 1997 and 1996, respectively, and total revenues of $1,626,000, $1,598,000 and $1,560,000 for each of the three years in the period ended December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for 71st Street Housing Partners, Ltd., is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Development Partners Four, Ltd. at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                              /s/ ERNST & YOUNG LLP
                              ---------------------
                              ERNST & YOUNG LLP




Boston, Massachusetts
June 18, 1998

                          Reznick Fedder & Silverman
          Certified Public Accountants / A Professional Corporation
                        Two Hopkins Plaza, Suite 2100
                             Baltimore, MD 21201

                         INDEPENDENT AUDITORS' REPORT



To the Partners
71st Street Housing Partners, Ltd.

      We have audited the accompanying balance sheets of 71st Street Housing Partners, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 71st Street Housing
Partners, Ltd. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                        /s/ Reznick Fedder & Silverman
                        ------------------------------
                        Reznick Fedder & Silverman









Baltimore, Maryland
January 18, 1998

                           PAINEWEBBER DEVELOPMENT
                             PARTNERS FOUR, LTD.

                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1998 and 1997
                   (In thousands, except for per Unit data)

                                    ASSETS

                                                      1998           1997
                                                      ----           ----
Operating investment properties:
   Land                                          $   18,190     $   18,190
   Buildings and improvements                        78,336         77,896
                                                 ----------     ----------
                                                     96,526         96,086
   Less accumulated depreciation                    (30,710)       (28,077)
                                                 ----------     ----------
                                                     65,816         68,009

Cash and cash equivalents                             1,551          1,562
Restricted cash                                       2,580          3,628
Accounts receivable                                       6              -
Accounts receivable - affiliates                          -             21
Prepaid and other assets                                 72             64
Deferred expenses, net of accumulated
  amortization of $657 ($793 in 1997)                   608            658
                                                 ----------     ----------
                                                 $   70,633     $   73,942
                                                 ==========     ==========

                      LIABILITIES AND PARTNERS' DEFICIT

Long-term debt in default                        $        -     $   85,903
Accounts payable and accrued expenses                   387            287
Accrued interest and fees                             4,823          4,587
Tenant security deposits                                566            526
Losses of unconsolidated joint venture
  in excess of investments and advances                   -          2,375
Mortgage loans payable                               92,120          9,125
                                                 ----------     ----------
      Total liabilities                              97,896        102,803

Co-venturers' share of net assets of
  consolidated ventures                               1,124          1,140

Partners' deficit:
   General Partners:
    Capital contributions                                 1              1
    Cumulative net loss                              (2,603)        (2,684)

   Limited Partners ($1,000 per unit;
    41,644 Units issued):
    Capital contributions, net of offering costs     36,641         36,641
    Cumulative net loss                             (62,426)       (63,959)
                                                 ----------     ----------
      Total partners' deficit                       (28,387)       (30,001)
                                                 ----------     ----------
                                                 $   70,633     $   73,942
                                                 ==========     ==========




                           See accompanying notes.

                             PAINEWEBBER DEVELOPMENT
                               PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended March 31, 1998, 1997 and 1996
                    (In thousands, except for per Unit data)

                                                1998        1997        1996
                                                ----        ----        ----
Revenues:
   Rental income                            $  11,098   $  10,554    $ 10,108
   Interest income                                239         252         237
   Other income                                   267         336         299
                                            ---------   ---------    --------
                                               11,604      11,142      10,644
Expenses:
   Interest expense and related
     financing fees                             4,688       4,593       5,157
   Property operating expenses                  3,991       3,716       3,735
   Depreciation expense                         2,633       2,612       3,079
   Real estate taxes                              819         939         962
   General and administrative                     247         184         260
   Amortization expense                             7           7           8
                                            ---------   ---------    --------
                                               12,385      12,051      13,201
                                            ---------   ---------    --------
Operating loss                                   (781)       (909)     (2,557)

Co-venturers' share of consolidated
    ventures' losses                               16          13          68

Partnership's share of unconsolidated
    venture's losses                             (149)       (152)       (124)

Gain on sale of joint venture interest          2,528            -          -
                                            ---------   ---------    --------

Net income (loss)                           $   1,614   $  (1,048)  $  (2,613)
                                            =========   =========   =========

Net income (loss) per Limited
  Partnership Unit                          $   36.82   $  (23.90)  $  (59.60)
                                            =========   =========   =========

   The above net income (loss) per Limited Partnership Unit is based upon the 41,644 Limited Partnership Units outstanding for each year.

















                           See accompanying notes.

                             PAINEWEBBER DEVELOPMENT
                               PARTNERS FOUR, LTD.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
               For the years ended March 31, 1998, 1997 and 1996
                                 (In thousands)

                                    General         Limited
                                    Partners        Partners          Total
                                    --------        --------          -----


Balance at March 31, 1995        $  (2,500)       $  (23,840)       $ (26,340)

Net loss                              (131)           (2,482)          (2,613)
                                 ---------        ----------        ---------

Balance at March 31, 1996           (2,631)          (26,322)         (28,953)

Net loss                               (52)             (996)          (1,048)
                                 ---------        ----------        ---------

Balance at March 31, 1997           (2,683)          (27,318)         (30,001)

Net income                              81             1,533            1,614
                                 ---------        ----------        ---------

Balance at March 31, 1998        $  (2,602)       $  (25,785)       $ (28,387)
                                 =========        ==========        =========






























                           See accompanying notes.

                             PAINEWEBBER DEVELOPMENT
                               PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended March 31, 1998, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1998        1997        1996
                                                ----        ----        ----
Cash flows from operating activities:
  Net income (loss)                         $   1,614   $  (1,048)  $  (2,613)
  Adjustments to reconcile net income
   (loss) to net cash provided by
    operating activities:
     Co-venturers' share of consolidated
       ventures' losses                           (16)        (13)        (68)
     Partnership's share of unconsolidated
       venture's losses                           149         152         124
     Gain on sale of joint venture interest    (2,528)          -           -
     Depreciation and amortization              2,640       2,619       3,087
     Amortization of deferred financing costs      61         104         103
     Amortization of deferred gain on
       forgiveness of debt                       (343)       (343)       (343)
     Changes in assets and liabilities:
      Accounts receivable - affiliates              -          (5)         (5)
      Prepaid and other assets                     (8)          4          (1)
      Accounts payable and accrued expenses       100         (68)        (35)
      Accrued interest and fees                   236         329       1,102
      Tenant security deposits                     40          49          36
                                            ---------   ---------   ---------
         Total adjustments                        331       2,828       4,000
                                            ---------   ---------   ---------
         Net cash provided by operating
           activities                           1,945       1,780       1,387
                                            ---------   ---------   ---------

Cash flows from investing activities:
  Additions to buildings and improvements        (440)       (901)       (170)
  Proceeds from sale of joint venture
    interest                                       19           -           -
                                            ---------   ---------   ---------
         Net cash used in investing
           activities                            (421)       (901)      (170)
                                            ---------   ---------   ---------

Cash flows from financing activities:
  Decrease (increase) in restricted cash        1,048         536      (1,119)
  Payment of deferred financing fees              (18)          -           -
  Repayment of long-term debt                  (2,565)     (1,243)          -
                                            ---------   ---------   ---------
         Net cash used in financing
           activities                          (1,535)       (707)     (1,119)
                                            ---------   ---------   ---------

Net (decrease) increase in cash and
  cash equivalents                                (11)        172          98

Cash and cash equivalents, beginning of year     1,562      1,390       1,292
                                            ---------   ---------   ---------

Cash and cash equivalents, end of year      $   1,551   $   1,562   $   1,390
                                            =========   =========   =========

Cash paid for interest                      $   4,752   $   4,446   $   4,239
                                            =========   =========   =========










                             See accompanying notes.

                           PAINEWEBBER DEVELOPMENT
                             PARTNERS FOUR, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization and Planned Liquidation
    --------------------------------------

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

      The Partnership originally invested the net proceeds of the offering, through joint venture partnerships, in six rental apartment properties. As further discussed in Notes 4 and 5, the Partnership's operating properties have encountered major adverse business developments which, to date, have resulted in the loss of three of the original investments to foreclosure and the sale of the Partnership's interest in one joint venture for a nominal amount. Subsequent to the resolution of the default status of the debt secured by The Lakes at South Coast Apartments in fiscal 1998 (see Note 7), management analyzed whether it would be in the Limited Partners' best interests to continue to hold the two remaining assets (The Lakes and Harbour Pointe) or to pursue potential sale opportunities with a goal of completing a liquidation of the Partnership in the near term. Based on such analysis, management concluded that a liquidation of the Partnership should be undertaken if favorable prices for The Lakes and Harbour Pointe can be achieved. Under the terms of the Partnership Agreement, the affirmative vote of Limited Partners who own 51% or more of the total number of outstanding units of limited partnership interest in the Partnership is required to approve the sale of all, or substantially all, of the Partnership's assets. On May 4, 1998, the Partnership furnished a Consent Solicitation
Statement to the Limited Partners which sought the approval to sell the Partnership's two remaining assets and, thereafter, to liquidate and dissolve the Partnership (collectively, the "Sale and Liquidation"). Effective June 18, 1998, the results of the Consent Solicitation Statement were finalized, and the Sale and Liquidation was approved by the required affirmative vote of the Limited Partners. Management's goal is to complete the Sale and Liquidation by the end of calendar year 1998. There can be no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ----------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1998 and 1997 and revenues and expenses for each of the three years in the period ended March 31, 1998. Actual results could differ from the estimates and assumptions used.

      As of March 31, 1998, the Partnership had investments in two joint venture partnerships which own operating properties (three at March 31, 1997). The joint ventures in which the Partnership has invested are required to maintain their accounting records on a calendar year basis for income tax purposes. As a result, the Partnership records its share of ventures' income or losses based on financial information of the ventures which is three months in arrears to that of the Partnership.

      The Partnership has accounted for its investment in the Lincoln Garden joint venture (which was sold on September 18, 1997) using the equity method because the Partnership did not have majority voting control in the venture. Under the equity method the investment is carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. See
Note 5 for a description of the unconsolidated joint venture partnership. As discussed further in Note 4, the Partnership acquired control of 71st Street Housing Partners, Ltd., which owns the Harbour Pointe Apartments, in fiscal 1990. In addition, the Partnership acquired control of The Lakes Joint Venture, which owns The Lakes at South Coast Apartments, in fiscal 1992. As a result, the accompanying financial statements present the financial position and results of operations of these joint ventures on a consolidated basis. As discussed above, the joint ventures have December 31 year-ends and operations of the consolidated ventures continue to be reported on a three-month lag. All material transactions between the Partnership and the consolidated joint ventures have been eliminated in consolidation.

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

      Depreciation expense is computed using the straight-line method over the estimated useful lives of the operating investment properties, generally 5 years for the furniture and fixtures and 30 years for the buildings. Interest and taxes incurred during the construction period, along with acquisition fees paid to PaineWebber Properties Incorporated and costs of identifiable improvements, have been capitalized and are included in the cost of the operating investment properties. Maintenance and repairs are charged to expense when incurred.

      The consolidated joint ventures lease apartment units under leases with terms generally of one year or less. Rental income is recorded monthly as earned.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

      Deferred expenses on the balance sheets at March 31, 1998 and 1997 consist of joint venture modification expense and deferred loan costs. Joint venture modification expense represents a payment by the Partnership to the co-venturer in 71st Street Housing Partners, Ltd. during fiscal 1990, in return for the relinquishment of the general partner's rights to control the operations of the joint venture, and is being amortized on a straight-line basis over the term of the joint venture's mortgage note payable. Deferred loan costs are being amortized using the straight-line method, which approximates the effective interest method, over the term of the related debt. Amortization of deferred loan costs is included in interest expense on the accompanying statements of operations.

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

      The cash and cash equivalents, restricted cash and long-term debt appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of cash and cash equivalents and restricted cash approximates their fair value due to the short-term maturities of these instruments. The fair value of the non-recourse long-term debt is estimated, where practical, using discounted cash flow analysis, based on current market rates for similar types of borrowing arrangements (see Note 7).

      Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  The Partnership Agreement and Related Party Transactions
    --------------------------------------------------------

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

      The Partnership recorded investor servicing fee income from its unconsolidated joint venture of $5,000 for both of the years ended March 31, 1997 and 1996 in accordance with the terms of the joint venture agreement. No investor servicing fee income was recorded for the year ended March 31, 1998.

      Included in general and administrative expenses for the years ended March 31, 1998, 1997 and 1996 is $81,000, $76,000 and $82,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $5,000, $4,000 and $3,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1998, 1997 and 1996, respectively.

4.  Operating Investment Properties
    -------------------------------

      As of March 31, 1998 and 1997, the Partnership owns majority and controlling interests in two joint venture partnerships which own operating investment properties as described below. As discussed in Note 2, the
Partnership's policy is to report the operations of the joint ventures on a three-month lag.

      71st Street Housing Partners, Ltd.
      ----------------------------------

      On December 16, 1985, the Partnership acquired an interest in 71st Street Housing Partners, Ltd., a joint venture formed to develop, own and operate the Harbour Pointe Apartments, a 234-unit two-story garden apartment complex located in Bradenton, Florida. Construction of this complex was completed in January, 1987. The Partnership's co-venture partners are affiliates of The Lieberman Corporation. The Partnership made a capital investment of $2,658,000 (including an acquisition fee of $150,000 paid to PWPI) for a 60% interest in the Joint Venture. The property was acquired subject to a nonrecourse mortgage note in the amount of $9,200,000. On May 1, 1990, the joint venture refinanced its mortgage note under more favorable terms, as further discussed in Note 7. Pursuant to an Amended and Restated Agreement of the Limited Partnership dated August 4, 1989, the general partner interests of the co-venturers were converted to limited partnership interests. The co-venturers received a payment of $125,000 from the Partnership in return for their agreement to relinquish their general partner rights and the property management contract. As a result of the amendment, the Partnership, as the sole general partner, assumed control of the operations of the property and hired a third-party property manager to manage the day-to-day operations of the apartment complex. As discussed in Note 1, management plans to sell the remaining investment properties and complete a liquidation of the Partnership during calendar 1998. Formal marketing efforts for the sale of the Harbour Pointe Apartments began subsequent to year-end. There are no assurances, however, that such efforts will result in a sale transaction.

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

      Distributions of cash from a sale or operations of the operating property will be made in the following order of priority: first, to repay accrued interest and principal on optional loans (none outstanding as of March 31, 1998 and 1997); second, to the Partnership until the Partnership has received an amount equal to 250% of all capital contributions theretofore made by the Partnership; and third, any remainder, will be distributed 60% to the Partnership and 40% to the co-venturers. Distributions of cash from a refinancing of the operating property shall be distributed 60% to the Partnership and 40% to the co-venturers.

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

      Concurrent with the Developer's withdrawal from the Venture and the admission of DPI as a Venturer, the Venture Agreement was amended and restated effective September 26, 1991. The Venture Agreement between the Partnership and DPI provides that, if the Venture's operating revenues are insufficient to pay its operating expenses, the Venturers shall have the right, but not the obligation, to arrange third-party loans to the Venture. Alternatively, the Venturers may choose to make Optional Loans to the Venture. If both Venturers desire to make such loans, the loans shall be made in the ratio of 99.98% from the Partnership and .02% from DPI. No such Optional Loans were outstanding as of March 31, 1998 and 1997.

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

      As discussed in Note 1, management plans to sell the remaining investment properties and complete a liquidation of the Partnership during calendar 1998. As a result, management retained a national brokerage firm in November 1997 to begin a formal marketing program for the purpose of soliciting proposals to acquire The Lakes. During the fourth quarter of fiscal 1998, the property was marketed extensively. Sales packages were distributed to 200 international, national, regional and local prospective purchases. Subsequent to year-end, the Partnership received offers from 14 prospective buyers. Supplemental information on the property was then provided to the top seven bidders with a requirement that best and final offers be returned by April 30, 1998. The highest offer was from a qualified buyer and met the Partnership's sale criteria. In June 1998, the Partnership executed a purchase and sale agreement with this prospective buyer for an amount in excess of the outstanding debt obligations. However, since this sale transaction remains contingent upon, among other things, satisfactory completion of the buyer's due diligence and formal approval by a number of third parties of the assumption of the tax-exempt bonds secured by The Lakes, there are no assurances that a sale will be consummated.

      The following is a summary of combined property operating expenses for the Harbour Pointe Apartments and The Lakes at South Coast Apartments for the years ended December 31, 1997 1996 and 1995 (in thousands):

                                            1997        1996      1995
                                            ----        ----      ----
   Property operating expenses:
       Repairs and maintenance           $ 1,274     $ 1,105   $ 1,044
       Salaries and related expenses         843         784       809
       Utilities                             573         574       617
       Administrative and other              640         605       653
       Management fees                       394         381       365
       Leasing commissions and fees          152         142       132
       Insurance                             115         125       115
                                         -------     -------   -------
                                         $ 3,991     $ 3,716   $ 3,735
                                         =======     =======   =======

5.  Investments in Unconsolidated Joint Ventures
    --------------------------------------------

      The Partnership had an investment in one unconsolidated joint venture at March 31, 1997. The unconsolidated joint venture is accounted for on the equity method in the Partnership's financial statements. On September 18, 1997, the Partnership sold its general partnership interest in the joint venture which owned the Lincoln Garden Apartments to its co-venture partner for $25,000. In effecting such sale, management considered that (i) during recent years, the operating performance of Lincoln Garden had deteriorated, (ii) since its inception, the Partnership had not received cash flow from this investment and no cash flow from this asset was projected for the future, and (iii) the joint venture partner had a priority position in the joint venture due to certain loans which it advanced to the joint venture to cover prior operating deficits. In addition, management determined that the outstanding first mortgage loan balance on the Lincoln Garden property was in excess of its market value and that future increases in the property's value were unlikely. Because the property offered little or no opportunity for a return of equity, the Partnership negotiated a sale of its position to its joint venture partner for a nominal amount. The sale was structured in two parts to minimize the negative tax consequences to the Lincoln Garden joint venture. Accordingly, the Partnership received $19,000 in September 1997 for the sale of 75% of its interest in the joint venture and will receive a final payment of $6,000 in September 1998 for the remaining 25% of its interest. As of September 18, 1997, the Partnership's remaining position in the joint venture was converted to a limited partnership interest, and the Partnership will have no continuing involvement in the operations of the Lincoln Garden joint venture through the date in September 1998 when its limited partnership interest will be redeemed for $6,000. Consequently, the Partnership wrote off the remaining equity method carrying value of its investment in Lincoln Garden during fiscal 1998. This write-off resulted in a gain of $2,528,000 because the venture's prior equity method losses had exceeded the total of the Partnership's investments and advances in the joint venture. The Partnership recorded its share of the venture's operating losses up through the date of the September 18, 1997 sale transaction. As discussed in Note 2, the unconsolidated joint venture reported its operations on a calendar year basis.

      Condensed financial statements of the unconsolidated joint venture, for the periods indicated, follow.

                           Condensed Balance Sheets
                              December 31, 1996
                                (in thousands)

                                    Assets
                                                                  1996
                                                                  ----

Current assets                                                 $     86
Operating investment property, net                                4,705
Other assets                                                        230
                                                               --------
                                                               $  5,021
                                                               ========

                      Liabilities and Partners' Deficit

Current liabilities                                            $    562
Loans payable to affiliates                                         537
Long-term debt                                                    6,700
Partnership's share of combined deficit                          (2,507)
Co-venturer's share of combined deficit                            (271)
                                                               --------
                                                               $  5,021
                                                               ========

                       Condensed Summary of Operations
           For the period January 1, 1997 to September 18, 1997 and
                for the years ended December 31, 1996 and 1995
                                (in thousands)

                                    January 1, 1997 to
                                    September 18, 1997      1996       1995
                                    ------------------      ----       ----

Rental revenues                      $    740            $   1,084   $   1,148
Interest and other income                  40                   68          71
                                     --------            ---------   ---------
                                          780                1,152       1,219

Property operating expenses               454                  665         685
Depreciation and amortization             196                  255         236
Interest expense                          357                  460         482
                                     --------            ---------   ---------
                                        1,007                1,380       1,403
                                     --------            ---------   ---------
Net loss                             $   (227)           $    (228)  $    (184)
                                     ========            =========   =========

Net loss:
  Partnership's share of loss        $   (148)           $    (148)  $    (120)
  Co-venturer's share of loss             (79)                 (80)        (64)
                                     --------            ---------   ---------
                                     $   (227)           $    (228)  $    (184)
                                     ========            =========   =========

                  Reconciliation of Partnership's Investment
                                March 31, 1997
                                (in thousands)

                                                                  1997
                                                                  ----
Partnership's share of deficit
  as shown above at December 31                               $  (2,507)
Partnership's share of venture's current
  liabilities                                                        60
Excess basis due to investment in joint
  venture, net (1)                                                   72
                                                              ---------
   Losses of unconsolidated joint
     venture in excess of investments
     and advances at March 31                                 $  (2,375)
                                                              =========

      (1)At March 31, 1997 the Partnership's investment exceeded its share of the joint venture's deficit account by approximately $72,000. This amount, which relates to certain expenses incurred by the Partnership in connection with acquiring the unconsolidated joint venture investment, was being amortized using the straight-line method over the estimated useful life of the related operating investment property.

               Reconciliation of Partnership's Share of Operations
                For the years ended March 31, 1998, 1997 and 1996
                                 (in thousands)

                                                  1998        1997        1996
                                                  ----        ----        ----

         Partnership's share of
            operations, as shown above            $ (148)    $ (148)    $ (120)
         Amortization of excess basis                 (1)        (4)        (4)
                                                  ------     ------     ------
         Partnership's share of
            unconsolidated venture's losses       $ (149)    $ (152)    $ (124)
                                                  ======     ======     ======

      A description of the property owned by the unconsolidated joint venture and certain other matters are summarized below:

      Lincoln Garden Apartments Joint Venture
      ---------------------------------------

      On November 15, 1985, the Partnership acquired an interest in a joint venture which developed, owns and operates Lincoln Garden Apartments, a 200-unit complex located on an 8.1-acre tract of land in Tucson, Arizona. Construction of this complex was completed in June, 1986. The Partnership's co-venture partner was an affiliate of Lincoln Property Company. The Partnership made a cash investment of approximately $1,762,000 (including an acquisition fee of $103,125 paid to PWPI) for a 65% interest in the Joint Venture. The property was acquired subject to a nonrecourse mortgage note in the amount of $7,700,000.

      The co-venturer guaranteed to fund negative cash flow, as defined, of the Joint Venture during the guarantee period, which ended September 30, 1988. Operating expenses and debt service, if any, in excess of the amounts available for expenditure were to be funded by the co-venturer during the guarantee period. The co-venturer's obligation to fund cash pursuant to these guarantees was in the form of nonreturnable capital contributions through September 30, 1987, and mandatory additional capital contributions, as defined, through September 30, 1988. From October 1, 1988 until July 2, 1990, the co-venturer was required to make mandatory loans, as defined, to the Joint Venture to the extent operating revenues were insufficient to pay the operating expenses. Thereafter, if operating revenues were insufficient to pay operating expenses, either the co-venturer or the Partnership could make optional loans, as defined, to the Joint Venture. All mandatory and optional loans bore interest at prime plus 1% per annum and were to be repaid from distributable funds, as defined. At December 31, 1996, mandatory and optional loans payable to the co-venturer amounted to $522,000. Unpaid interest on these mandatory and optional loans at December 31, 1996 amounted to $383,000.

      Losses of the joint venture, other than losses resulting from the sale of the Operating Investment Property, were allocated 100% to the Partnership through December 31, 1990, and thereafter, were allocated 65% to the Partnership and 35% to the co-venturer.

6.  Restricted Cash
    ---------------

      In September 1991, The Lakes Joint Venture entered into an agreement with its mortgage lender whereby restricted cash accounts were established for the purpose of making specific disbursements for debt service, property taxes and insurance, security deposit refunds, and funding operating deficits. These accounts are controlled by the bank in which all disbursements and transfers are dictated by the related Reimbursement Agreement (see Note 7). These cash accounts are included in Restricted Cash on the accompanying balance sheets.

7.  Long-term debt
    --------------

      Long-term debt on the Partnership's balance sheets at March 31, 1998 and 1997 consists of the following (in thousands):
                                                1998          1997
                                                ----          ----

    Nonrecourse     mortgage    note
    payable  which  secures  Manatee
    County      Housing      Finance
    Authority    Revenue   Refunding
    Bonds.   The  mortgage  loan  is
    secured  by  a  deed  to  secure
    debt  and a  security  agreement
    covering  the real and  personal
    property of the  Harbour  Pointe
    Apartments.                                 $ 9,125        $ 9,125

    Developer   loan  payable  which
    secures    County   of   Orange,
    California  Tax-Exempt Apartment
    Development  Revenue Bonds.  The
    mortgage  loan  is   nonrecourse
    and is  secured  by a first deed
    of trust plus all  future  rents
    and  income   generated  by  The
    Lakes     at     South     Coast
    Apartments.                                  75,600         75,600

    Nonrecourse   loan  payable  to
    bank secured by a third deed of
    trust plus all future rents and
    income  generated  by The Lakes
    at South Coast Apartments.                      926          3,491

    Prior   indebtedness   principal
    payable     to    bank.     This
    obligation  is  related  to  The
    Lakes   Joint   Venture  and  is
    nonrecourse.                                  3,411          3,411

    Deferred gain on  forgiveness of
    debt    (net   of    accumulated
    amortization   of   $2,220   and
    $1,877   in   1998   and   1997,
    respectively)                                 3,058          3,401
                                                -------       --------
                                                 92,120         95,028

    Less:    Long-term    debt    in
    default (see discussion below)                    -        (85,903)
                                                -------       --------
                                                $92,120       $  9,125
                                                =======       ========

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

      The interest rate on the Bonds is adjusted weekly to a minimum rate that would be necessary to remarket the Bonds in a secondary market as determined by a bank remarketing agent. During calendar 1997, the interest rate averaged 3.78% (3.62% in 1996). The Bonds are secured by the Harbour Pointe Apartments. As of December 31, 1997, the fair value of this debt obligation approximated its carrying value.

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

      Pursuant to the financing agreement, a bank issued an irrevocable letter of credit to the Bond trustee in the joint venture's name for $9,247,500. An annual fee equal to 1% of the letter of credit balance was payable monthly to the extent of net cash operating income available to pay such fees. In addition, the joint venture pays annual remarketing, administrative and trustee fees pertaining to the bonds which totalled $33,000 during 1997. The letter of credit was scheduled to expire on December 15, 1997. Effective December 15, 1997, the bank extended the letter of credit through December 15, 2000. The agreement provides for an annual fee equal to 1.25% per annum on the letter of credit. In addition, the joint venture is required to make quarterly bond sinking fund deposits of $60,000 beginning on February 15, 1998 under the terms of the letter of credit. Also pursuant to the agreement, the joint venture is required to make payments equal to 75% of annual net cash flow, as defined in the agreement to serve as additional collateral. Any funds held will be released upon the termination of the letter of credit, payment of the outstanding bonds or the achievement of a 75% loan-to-value ratio.

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

      The original bond issue was refinanced during 1991 and the original developer loan was extinguished. The new developer loan (1991 Developer Loan), in the amount of $75,600,000, is payable to the County of Orange and was funded by the proceeds of a public offering of tax-exempt apartment development revenues bonds issued, at par, by the County of Orange, California in September 1991. Principal is payable upon maturity, December 1, 2006. Interest on the bonds is variable, with the rate determined weekly by a remarketing agent (ranging from 2.95% to 4.50% during calendar 1997), and is payable in arrears on the first of each month. As of December 31, 1997, the fair value of this debt obligation approximated its carrying value.

      The loan is secured by a first deed of trust plus all future rents and income generated by the operating investment property. Bond principal and interest payments are secured by an irrevocable letter of credit issued by a bank in the amount of $76,569,000, expiring December 15, 1998. The Venture pays an annual letter of credit fee equal to 1.3% of the outstanding amount, payable 83% monthly with the remaining 17% deferred and paid in accordance with the Reimbursement Agreement (Unpaid Accrued Letter of Credit Fees). Such Unpaid Accrued Letter of Credit Fees were $1,863,000 and $1,608,000 at December 31, 1997 and 1996, respectively. The bank letter of credit is secured by a second deed of trust on the operating investment property and future rents and income from the operating investment property. As discussed further in Note 1, the Partnership is planning to sell its remaining assets and complete a liquidation of the Partnership by December 31, 1998. There are no assurances, however that the sale of the remaining assets will be completed within this time frame. In the absence of a sale of The Lakes at South Coast Apartments on or by December 15, 1998, the letter of credit referred to above would have to be extended or replaced.

      In conjunction with the 1991 Developer Loan, the Venture entered into a Reimbursement Agreement with the letter of credit issuer regarding the unreimbursed letter of credit draws referred to above. The letter of credit issuer agreed to forgive all outstanding accrued interest through September 26, 1991, aggregating $1,132,000, along with a portion of the outstanding principal in the amount of $300,000. In return, the Venture made a principal payment of $926,000, leaving an unpaid balance of $6,523,000 (Prior Indebtedness). The outstanding principal balance of the Prior Indebtedness bears interest payable to the letter of credit issuer at the rate of 11% per annum. Interest accrued on the Prior Indebtedness from the date of closing through June 1992 was forgiven by the letter of credit issuer. Principal payments from available net cash flow and the release of certain restricted escrow funds described below totalled $3,112,000 through December 31, 1997, leaving an outstanding principal balance of $3,411,000 as of December 31, 1997. At the time of the refinancing the Venture also owed the letter of credit issuer fees totalling $2,184,000. The letter of credit issuer agreed to forgive $1,259,000 of such unpaid fees, leaving an unpaid balance of $925,000 (Deferred Prior Letter of Credit Fees). The Venture has a limited right to defer payment of interest and principal on the Prior Indebtedness and the Unpaid Accrued Letter of Credit Fees to the extent that the net cash flow from operations is not sufficient after the payment of debt service on the 1991 Developer Loan and the funding of certain required reserves. In addition, upon a sale or other disposition of the operating property, the Reimbursement Agreement allows for the payment to the Venture of an amount of $5,500,000, plus accrued interest at the rate of 8% per annum, prior to the repayment to the letter of credit issuer of the accrued interest on the Prior Indebtedness and the Deferred Prior Letter of Credit Fees.

      In November 1988, a borrowing arrangement with a bank was entered into to provide funds for The Lakes. The Venture obtained a line of credit secured by a third trust deed on the subleasehold interest, buildings and improvements, and rents and income in the amount of $6,300,000. Interest on the line of credit was originally payable monthly at 1-1/2% over the Citibank, N.A. prime rate. However, because of the default status of this obligation during 1990, interest had accrued at a rate of prime plus 4% through September 26, 1991. Accrued interest on the line of credit, which is payable to the same bank which issued the letter of credit in connection with the bonds, totalled $1,841,000 at September 26, 1991. The outstanding principal balance of the line of credit was $6,127,000 as of September 26, 1991. In conjunction with the refinancing of the developer loan described above, the lender agreed to forgive all of the outstanding accrued interest at the date of the refinancing. Interest accrues on the outstanding principal balance at the rate of 11% per annum beginning September 27, 1991. Payment of interest and principal on the line of credit borrowings, prior to a sale or other disposition of the operating property, is limited to the extent of available cash flow after the payment of debt service on the developer loan and the funding of certain required reserves. In addition, as with the Prior Indebtedness principal and interest described above, upon a sale or other disposition of the operating property, the payment of accrued interest on the line of credit borrowings is subordinated to the receipt by the Venture of $5,500,000 plus a simple return thereon of 8% per annum. Principal payments on the line of credit borrowings from available net cash flow totalled $5,201,000 through December 31, 1997, leaving an outstanding principal balance of $926,000 as of December 31, 1997.

      The restructuring of the Prior Indebtedness, the Deferred Letter of Credit Fees and the line of credit borrowings, as described above, have been accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,279,000, has been deferred and is being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. At December 31, 1997 and 1996, $2,967,000 and $3,401,000, respectively of such forgiven debt (net of accumulated amortization) has been reflected on the accompanying balance sheets and $343,000 has been amortized as a reduction of interest expense in the accompanying statements of operations for each of the years ended December 31, 1997, 1996 and 1995, respectively. With the exception of the 1991 Developer Loan described above, it is impractical to estimate the fair value of the other secured indebtedness of The Lakes Joint Venture due to the unique terms of the loans.

      The 1991 Developer Loan required the establishment of a $2,000,000 deficit reserve account, funded from the Venturers' 1991 contributions. The loan also requires the funding of an additional reserve account on a monthly basis from available cash flow (as defined) to the extent that the interest rate on the bonds is below 6%, until the balance in this reserve account totals $1,000,000. The requirement for this additional reserve account may be eliminated if the operating property generates a certain minimum level of net operating income. The $2,000,000 deficit reserve account and the additional reserve account funded by operations may be used under certain circumstances to fund the Venture's debt service obligations to the extent that net operating income is insufficient. In the event that such reserves no longer become necessary under the terms of the Reimbursement Agreement, any remaining balances in the reserve accounts are to be paid to the letter of credit issuer to be applied against certain of the Venture's outstanding obligations. During calendar 1997 and 1996, respectively, the additional reserve account and deficit reserve account requirements were eliminated, and in calendar 1997 the balances in these accounts were applied against the Venture's outstanding obligations. As of December 31, 1996, the balance in the deficit reserve account totalled $1,146,000. The remaining balance in restricted cash on the accompanying balance sheets relates to operating cash accounts of the Venture in which disbursements are restricted by the bank.

      The 1991 Developer Loan contains several restrictive covenants, including, among others, a requirement that the Venture furnish the letter of credit issuer in September 1994 and September 1996 with certified independent appraisals of the fair market value of the operating investment property for an amount equal to or greater than $92,000,000 and $100,000,000, respectively. Failure to provide such appraisals constitute events of default under the Reimbursement Agreement. As of December 31, 1996, The Lakes Joint Venture had not provided the lender with an appraisal which met either the $92,000,000 or $100,000,000 requirement. In February 1996, the lender issued a formal notice of default to the Joint Venture pursuant to the Reimbursement Agreement. Accordingly, the carrying amount of the debt related to The Lakes Joint Venture was classified as long-term debt in default on the balance sheet at March 31, 1997. Effective September 18, 1997, the lender waived the minimum appraised value requirement in accordance with the provisions of the Amendment to Reimbursement Agreement and Limited Waiver, and, as of December 31, 1997, the Joint Venture was in compliance with the covenants required by the 1991 Developer Loan.



Schedule III - Real Estate and Accumulated Depreciation

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 March 31, 1998
                                 (In thousands)


                                             Cost                                                                      Life on Which
                         Initial Cost to   Capitalized                                                                 Depreciation
                         Consolidated      Subsequent to   Gross Amount at Which Carried at                            in Latest
                         Joint Venture     Acquisition                End of Year                                      Income
                              Buildings &  Buildings &        Buildings &        Accumulated  Date of       Date       Statement
Description Encumbrances Land Improvements Improvements Land  Improvements Total Depreciation Construction  Acquired   is Computed
----------- ------------ ---- ------------ ------------ ----  ------------ ----- ------------ ------------  --------   -----------

Apartment
  Complex
Bradenton,
  FL         $  9,125   $ 1,543  $  8,309     $  514    $ 1,543   $   8,823   $ 10,366    $ 3,244    1987     12/16/85 5 - 30 yrs.

Apartment
  Complex
Costa Mesa,
 CA           82,995     16,647   64,350       5,163     16,647      69,513     86,160     27,466    1987     11/1/85  5 - 30 yrs.
             -------    -------  -------      ------    -------     -------    -------    -------
             $92,120    $18,190  $72,659      $5,677    $18,190     $78,336    $96,526    $30,710
             =======    =======  =======      ======    =======     =======    =======    =======
Notes
(A) The  aggregate  cost of real estate  owned at December  31, 1997 for Federal  income tax  purposes is  approximately $85,581.

(B) See Note 7 to the financial statements for a description of the terms of the  debt encumbering the properties.

(C) Reconciliation of real estate owned:
                                                  1997        1996        1995
                                                  ----        ----        ----

      Balance at beginning of period          $ 96,086    $ 95,185    $ 95,015
      Increase due to additions                    440         901         170
                                              --------    --------    --------
      Balance at end of period                $ 96,526    $ 96,086    $ 95,185
                                              ========    ========    ========

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period          $ 28,077    $ 25,465    $ 22,386
      Depreciation expense                       2,633       2,612       3,079
                                              --------    --------    --------
      Balance at end of period                $ 30,710    $ 28,077    $ 25,465
                                              ========    ========    ========