Form 10-Q
period 1998-06-30
PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD
filed 1998-08-14
CIK 772124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                    ----------------------------------

                                 FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                    OR

         |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from _______ to ________.

                         Commission File Number: 0-17150

                PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
                -------------------------------------------
          (Exact name of registrant as specified in its charter)

              Texas                                             76-0147579
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts                       02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                        CONSOLIDATED BALANCE SHEETS
               June 30, 1998 and March 31, 1998 (Unaudited)
                              (In thousands)

                                  ASSETS
                                                   June 30       March 31
                                                   -------       --------

Operating investment properties:
   Land                                          $   18,190     $   18,190
   Buildings and improvements                        78,336         78,336
                                                 ----------     ----------
                                                     96,526         96,526
   Less accumulated depreciation                    (31,368)       (30,710)
                                                 -----------    ----------
                                                     65,158         65,816

Cash and cash equivalents                             2,335          1,551
Restricted cash                                       2,157          2,580
Accounts receivable                                       -              6
Prepaid and other assets                                 21             72
Deferred expenses, net                                  591            608
                                                -----------    -----------
                                                $    70,262    $    70,633
                                                ===========    ===========

                     LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses           $       487    $       387
Accrued interest and fees                             4,979          4,823
Tenant security deposits                                566            566
Mortgage loans payable                               91,648         92,120
Co-venturers' share of net assets of
  consolidated ventures                               1,124          1,124
Partners' deficit                                   (28,542)       (28,387)
                                                -----------    -----------
                                                $    70,262    $    70,633
                                                ===========    ===========




                          See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three ended June 30, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                                1998          1997
                                                ----          ----

Revenues:
   Rental income                               $ 2,795     $ 2,649
   Interest income                                  46          60
   Other income                                     64         131
                                               -------     -------
                                                 2,905       2,840

Expenses:
   Property operating expenses                   1,072         871
   Real estate taxes                               186         234
   Interest expense                              1,039       1,143
   Depreciation                                    658         653
   General and administrative                      105          63
                                               -------     -------
                                                 3,060       2,964
                                               -------     -------

Operating loss                                    (155)       (124)

Partnership's share of unconsolidated
  venture's loss                                     -         (47)

Co-venturers' share of consolidated
  ventures' losses                                   -           8
                                               -------     -------

Net loss                                       $  (155)    $  (163)
                                               =======     =======

Net loss per Limited Partnership Unit          $ (3.53)    $ (3.72)
                                               =======     =======

      The above net loss per Limited Partnership Unit is based upon the 41,644 Limited Partnership Units outstanding for each period.








                          See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
          For the three months ended June 30, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                              General          Limited
                                              Partners         Partners
                                              --------         --------

Balance at March 31, 1997                     $ (2,683)        $(27,318)
Net loss                                            (8)            (155)
                                              --------         --------
Balance at June 30, 1997                      $ (2,691)        $(27,473)
                                              ========         ========

Balance at March 31, 1998                     $ (2,602)        $(25,785)
Net loss                                            (8)            (147)
                                              --------         --------
Balance at June 30, 1998                      $ (2,610)        $(25,932)
                                              ========         ========

























                          See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                For the three months ended June 30, 1998 and 1997
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)
                                                          1998       1997
                                                          ----       ----
Cash flows from operating activities:
   Net loss                                           $   (155)  $   (163)
   Adjustments to reconcile net loss to net
       cash provided by operating activities:
     Depreciation                                          658        653
     Amortization of deferred financing costs               17         15
     Amortization of deferred gain on forgiveness
       of debt                                             (85)       (85)
     Partnership's share of unconsolidated
       venture's loss                                        -         47
     Co-venturers' share of consolidated ventures'
       losses                                                -         (8)
     Changes in assets and liabilities:
      Accounts receivable                                    6          -
      Accounts receivable - affiliates                       -         (1)
      Prepaid and other assets                              51       (115)
      Accounts payable and accrued expenses                100        328
      Accrued interest and fees                            156        251
      Tenant security deposits                               -        (24)
                                                      --------   --------
         Total adjustments                                 903      1,061
                                                      --------   --------
         Net cash provided by operating activities         748        898
                                                      --------   --------

Cash flows from financing activities:
   Decrease in restricted cash                             423        259
   Repayment of principal on long-term debt               (387)      (421)
                                                      --------   --------
         Net cash provided by (used in)
           financing activities                             36       (162)
                                                      --------   --------

Net increase in cash and cash equivalents                  784        736
Cash and cash equivalents, beginning of period           1,551      1,562
                                                      --------   --------
Cash and cash equivalents, end of period              $  2,335   $  2,298
                                                      ========   ========

Cash paid during the period for interest              $    951   $    962
                                                      ========   ========






                         See accompanying notes.

                PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
                Notes to Consolidated Financial Statements
                                (Unaudited)


1.  General and Planned Liquidation
    -------------------------------

      The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1998. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1998 and March 31, 1998 and revenues and expenses for each of the three-month periods ended June 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

      The Partnership originally invested the net proceeds of the offering, through joint venture partnerships, in six rental apartment properties. As discussed further in the Annual Report, the Partnership's operating properties have encountered major adverse business developments which, to date, have resulted in the loss of three of the original investments to foreclosure and the sale of the Partnership's interest in one joint venture for a nominal amount. Subsequent to the resolution of the default status of the debt secured by The Lakes at South Coast Apartments in fiscal 1998 (see Note 5), management analyzed whether it would be in the Limited Partners' best interests to continue to hold the two remaining assets (The Lakes and Harbour Pointe) or to pursue potential sale opportunities with a goal of completing a liquidation of the Partnership in the near term. Based on such analysis, management concluded that a liquidation of the Partnership should be undertaken if favorable prices for The Lakes and Harbour Pointe could be achieved. Under the terms of the Partnership Agreement, the affirmative vote of Limited Partners who own 51% or more of the total number of outstanding units of limited partnership interest in the Partnership is required to approve the sale of all, or substantially all, of the Partnership's assets. On May 4, 1998, the Partnership furnished a Consent Solicitation
Statement to the Limited Partners which sought the approval to sell the Partnership's two remaining assets and, thereafter, to liquidate and dissolve the Partnership (collectively, the "Sale and Liquidation"). Effective June 18, 1998, the results of the Consent Solicitation Statement were finalized, and the Sale and Liquidation was approved by the required affirmative vote of the Limited Partners. Management's goal is to complete the Sale and Liquidation by the end of calendar year 1998. There can be no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

2.  Related Party Transactions
    --------------------------

      Included in general and administrative expenses for each of the three-month periods ended June 30, 1998 and 1997 is $20,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three-month periods ended June 30, 1998 and 1997 is $1,000 and $2,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investment in Unconsolidated Joint Venture Partnership
    ------------------------------------------------------

      At June 30, 1997, the Partnership had an investment in one unconsolidated joint venture which owned an operating investment property (Lincoln Garden Apartments), as discussed further in the Annual Report. The unconsolidated joint venture was accounted for by using the equity method because the Partnership did not have a voting control interest in the venture. Under the equity method, the investment was carried at cost adjusted for the Partnership's share of the unconsolidated venture's earnings, losses and distributions. The Partnership's policy is to recognize its share of unconsolidated venture's operations three months in arrears.

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

     Summarized operations of the unconsolidated joint venture, for the period indicated, are as follows:

                         Condensed Summary of Operations
                    For the three months ended March 31, 1997
                                 (in thousands)
                                                          1997
                                                          ----

    Rental revenues                                     $  252
    Interest and other income                               16
                                                        ------
                                                           268

    Property operating expenses                            158
    Interest expense                                       115
    Depreciation and amortization                           66
                                                        ------
                                                           339
                                                        ------
    Net loss                                            $  (71)
                                                        ======

    Net loss:
      Partnership's share of net loss                   $  (46)
      Co-venturer's share of net loss                      (25)
                                                        ------
                                                        $  (71)
                                                        ======

            Reconciliation of Partnership's Share of Operations
                 For the three months ended June 30, 1997
                              (in thousands)
                                                           1997
                                                           ----

     Partnership's share of operations,
        as shown above                                  $  (46)
     Amortization of excess basis                           (1)
                                                        ------
     Partnership's share of unconsolidated
       venture's loss                                   $  (47)
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

      The following is a combined summary of property operating expenses for the Harbour Pointe Apartments and The Lakes at South Coast Apartments for the three months ended March 31, 1998 and 1997 (in thousands):

                                               1998        1997
                                               ----        ----
      Property operating expenses:
        Repairs and maintenance             $   515       $   185
        Utilities                               130           124
        Management fees                         100            99
        Other operating and administrative      327           463
                                            -------       -------
                                            $ 1,072       $   871
                                            =======       =======

5.  Long-term Debt
    --------------

      Long-term debt on the Partnership's balance sheet at June 30, 1998 and March 31, 1998 consists of the following (in thousands):

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

     Developer    loan   payable   which
     secures     County    of    Orange,
     California   Tax-Exempt   Apartment
     Development   Revenue  Bonds.   The
     mortgage loan is nonrecourse and is
     secured  by a first  deed of  trust
     plus all  future  rents and  income
     generated  by The  Lakes  at  South
     Coast Apartments.                              75,600         75,600

     Nonrecourse  loan  payable  to bank
     secured  by a third  deed of  trust
     plus all  future  rents and  income
     generated  by The  Lakes  at  South
     Coast Apartments.                                 539            926

     Prior    indebtedness     principal
     payable to bank by The Lakes  Joint
     Venture.    This    obligation   is
     nonrecourse  to the joint  venture.             3,411          3,411

     Deferred gain from  forgiveness  of
     debt     (net    of     accumulated
     amortization  of $2,305  and $2,220
     at March 31, 1998 and  December 31,
     1997,  respectively).                           2,973          3,058
                                                   -------        -------
                                                   $91,648        $92,120
                                                   =======        =======

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

      The interest rate on the Bonds is adjusted weekly to a minimum rate that would be necessary to remarket the Bonds in a secondary market as determined by a bank remarketing agent. During calendar 1997, the interest rate averaged 3.78% (3.62% in 1996). The Bonds are secured by the Harbour Pointe Apartments. As of March 31, 1998 and December 31, 1997, the fair value of this debt obligation approximated its carrying value.

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

      The original bond issue was refinanced during 1991 and the original developer loan was extinguished. The new developer loan (1991 Developer Loan), in the amount of $75,600,000, is payable to the County of Orange and was funded by the proceeds of a public offering of tax-exempt apartment development revenues bonds issued, at par, by the County of Orange, California in September 1991. Principal is payable upon maturity, December 1, 2006. Interest on the bonds is variable, with the rate determined weekly by a remarketing agent (ranging from 2.95% to 4.50% during calendar 1997), and is payable in arrears on the first of each month. As of March 31, 1998 and December 31, 1997, the fair value of this debt obligation approximated its carrying value.

      The loan is secured by a first deed of trust plus all future rents and income generated by the operating investment property. Bond principal and interest payments are secured by an irrevocable letter of credit issued by a bank in the amount of $76,569,000, expiring December 15, 1998. The Venture pays an annual letter of credit fee equal to 1.3% of the outstanding amount, payable 83% monthly with the remaining 17% deferred and paid in accordance with the Reimbursement Agreement (Unpaid Accrued Letter of Credit Fees). Such Unpaid Accrued Letter of Credit Fees were $1,905,000 and $1,863,000 at March 31, 1998 and December 31, 1997, respectively. The bank letter of credit is secured by a second deed of trust on the operating investment property and future rents and income from the operating investment property. As discussed further in Note 1, the Partnership is planning to sell its remaining assets and complete a liquidation of the Partnership by December 31, 1998. There are no assurances, however that the sale of the remaining assets will be completed within this time frame. In the absence of a sale of The Lakes at South Coast Apartments on or by December 15, 1998, the letter of credit referred to above would have to be extended or replaced.

      In conjunction with the 1991 Developer Loan, the Venture entered into a Reimbursement Agreement with the letter of credit issuer regarding the unreimbursed letter of credit draws referred to above. The letter of credit issuer agreed to forgive all outstanding accrued interest through September 26, 1991, aggregating $1,132,000, along with a portion of the outstanding principal in the amount of $300,000. In return, the Venture made a principal payment of $926,000, leaving an unpaid balance of $6,523,000 (Prior Indebtedness). The outstanding principal balance of the Prior Indebtedness bears interest payable to the letter of credit issuer at the rate of 11% per annum. Interest accrued on the Prior Indebtedness from the date of closing through June 1992 was forgiven by the letter of credit issuer. Principal payments from available net cash flow and the release of certain restricted escrow funds described below totalled $3,112,000 through March 31, 1998, leaving an outstanding principal balance of $3,411,000 as of March 31, 1998. At the time of the refinancing the Venture also owed the letter of credit issuer fees totalling $2,184,000. The letter of credit issuer agreed to forgive $1,259,000 of such unpaid fees, leaving an unpaid balance of $925,000 (Deferred Prior Letter of Credit Fees). The Venture has a limited right to defer payment of interest and principal on the Prior Indebtedness and the Unpaid Accrued Letter of Credit Fees to the extent that the net cash flow from operations is not sufficient after the payment of debt service on the 1991 Developer Loan and the funding of certain required reserves. In addition, upon a sale or other disposition of the operating property, the Reimbursement Agreement allows for the payment to the Venture of an amount of $5,500,000, plus accrued interest at the rate of 8% per annum, prior to the repayment to the letter of credit issuer of the accrued interest on the Prior Indebtedness and the Deferred Prior Letter of Credit Fees.

      In November 1988, a borrowing arrangement with a bank was entered into to provide funds for The Lakes. The Venture obtained a line of credit secured by a third trust deed on the subleasehold interest, buildings and improvements, and rents and income in the amount of $6,300,000. Interest on the line of credit was originally payable monthly at 1-1/2% over the Citibank, N.A. prime rate. However, because of the default status of this obligation during 1990, interest had accrued at a rate of prime plus 4% through September 26, 1991. Accrued interest on the line of credit, which is payable to the same bank which issued the letter of credit in connection with the bonds, totalled $1,841,000 at September 26, 1991. The outstanding principal balance of the line of credit was $6,127,000 as of September 26, 1991. In conjunction with the refinancing of the developer loan described above, the lender agreed to forgive all of the outstanding accrued interest at the date of the refinancing. Interest accrues on the outstanding principal balance at the rate of 11% per annum beginning September 27, 1991. Payment of interest and principal on the line of credit borrowings, prior to a sale or other disposition of the operating property, is limited to the extent of available cash flow after the payment of debt service on the developer loan and the funding of certain required reserves. In addition, as with the Prior Indebtedness principal and interest described above, upon a sale or other disposition of the operating property, the payment of accrued interest on the line of credit borrowings is subordinated to the receipt by the Venture of $5,500,000 plus a simple return thereon of 8% per annum. Principal payments on the line of credit borrowings from available net cash flow totalled $5,588,000 through March 31, 1998, leaving an outstanding principal balance of $539,000 as of March 31, 1998.

      The restructuring of the Prior Indebtedness, the Deferred Letter of Credit Fees and the line of credit borrowings, as described above, have been accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,279,000, has been deferred and is being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. At March 31, 1998, $2,973,000 and $3,058,000, respectively of such forgiven debt (net of accumulated amortization) has been reflected on the accompanying balance sheets and $85,000 has been amortized as a reduction of interest expense in the accompanying statements of operations for each of the three-month periods ended March 31, 1998 and 1997. With the exception of the 1991 Developer Loan described above, it is impractical to estimate the fair value of the other secured indebtedness of The Lakes Joint Venture due to the unique terms of the loans.

      The 1991 Developer Loan contains several restrictive covenants, including, among others, a requirement that the Venture furnish the letter of credit issuer in September 1994 and September 1996 with certified independent appraisals of the fair market value of the operating investment property for an amount equal to or greater than $92,000,000 and $100,000,000, respectively. Failure to provide such appraisals constitute events of default under the Reimbursement Agreement. As of March 31, 1997, The Lakes Joint Venture had not provided the lender with an appraisal which met either the $92,000,000 or $100,000,000 requirement. Effective September 18, 1997, the lender waived the minimum appraised value requirement in accordance with the provisions of the Amendment to Reimbursement Agreement and Limited Waiver, and as of March 31, 1998 and December 31, 1997 the Joint Venture was in compliance with the covenants required by the 1991 Developer Loan.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 1998 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      As discussed further in the Annual Report, subsequent to the resolution of the default status of the debt secured by The Lakes at South Coast Apartments in fiscal 1998, management analyzed whether it would be in the Limited Partners' best interests to continue to hold the two remaining assets or to pursue potential sale opportunities with a goal of completing a liquidation of the Partnership in the near term. Based on such analysis, management concluded that a liquidation of the Partnership should be undertaken if favorable prices for The Lakes and Harbour Pointe could be achieved. Under the terms of the Partnership Agreement, the affirmative vote of Limited Partners who own 51% or more of the total number of outstanding units of limited partnership interest in the Partnership is required to approve the sale of all, or substantially all, of the Partnership's assets. On May 4, 1998, the Partnership furnished a Consent Solicitation Statement to the Limited Partners which sought the approval to sell the Partnership's two remaining assets and, thereafter, to liquidate and dissolve the Partnership (collectively, the "Sale and Liquidation"). Effective June 18, 1998, the results of the Consent Solicitation Statement were finalized, and the Sale and Liquidation was approved by the required affirmative vote of the Limited Partners. Management's goal is to complete the Sale and Liquidation by the end of calendar year 1998. There can be no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame. The operations of The Lakes and Harbour Pointe have been stabilized as a result of debt restructurings, and the properties do not currently require the use of the Partnership's cash reserves to support operations. Without these restructurings, the properties would most likely have been lost through foreclosure actions by the respective lenders. Each of these properties was financed with tax-exempt revenue bonds issued by local housing authorities. These restructured debt obligations bear interest at variable rates that, for the past several years, have remained 3 to 4 percent per annum below comparable conventional rates. Such favorable rates have allowed The Lakes and Harbour Pointe to generate excess cash flow after the payment of operating expenses and first mortgage debt service obligations. This cash flow has been used to maintain these properties in competitive condition and, in the case of The Lakes, to pay interest and principal on other secured indebtedness incurred in connection with the 1991 debt restructuring. If interest rates were to rise dramatically, The Lakes and Harbour Pointe joint ventures would require advances from the Partnership in order to continue paying their operating expenses and debt service obligations. In addition, the letter of credit that guarantees and secures the principal and interest payments of The Lakes' secured debt expires on December 15, 1998. If the letter of credit is not extended by this expiration date, such debt will become immediately due and payable and would need to be repaid from the proceeds of a sale of The Lakes or a refinancing of the debt. If such a sale or refinancing could not be accomplished, the property could be subject to foreclosure by the lender. Given the high level of debt encumbering The Lakes (which includes the first mortgage indebtedness, other secured indebtedness incurred in connection with the restructuring, deferred interest and deferred letter of credit fees), there can be no assurances that the Partnership would be able to extend the existing letter of credit or obtain a substitute credit facility. This impending letter of credit expiration was a contributing factor to management's decision to pursue a sale of the remaining assets and a liquidation of the Partnership to be completed prior to the end of calendar 1998.

      Management believes that the recent improved conditions in the apartment segment of the real estate market have caused the values of The Lakes and Harbour Pointe to increase during recent months to a point where such values exceed the outstanding balances of the properties' debt encumbrances. The Lakes is located in an extremely strong Orange County, California apartment market that continues to gain momentum. The improved market conditions in the Orange County area have resulted in a significant increase in the estimated market value of The Lakes in recent months. In calendar 1997, the unemployment rate in Orange County declined to 3.5% as compared to 5.1% in Orange County in 1995 and 9.4% for all of California at the bottom of its depressed economic conditions in 1993. Additionally, the population in Orange County has grown an estimated 11.4% since 1990. As a result of these improved economic conditions, apartment occupancy levels and rental rates have grown beyond pre-recession levels with some properties reporting annual increases greater than 15%. The local market reported an average occupancy level of approximately 95% for calendar 1997, as well as rental rate increases of 10% to 15% since the beginning of calendar 1997. The Lakes' occupancy level reached 99% in January 1997, and since that time rental rates have been substantially increased. Despite such increases, the occupancy level remains in the high 90% range. Management believes that the concurrence of aggressive apartment buyers who have access to an abundant supply of low cost capital seeking investment opportunities, the low interest rates on The Lakes' secured debt obligations and the dramatic increase in rental rates and operating efficiencies have created value in The Lakes that may not persist if any one or all of the favorable conditions were to change. Management further believes that the dramatic rental rate increases in the Orange County market may also be an indication that the market is approaching its peak. As a result, management retained a national brokerage firm in November 1997 to begin a formal marketing program for the purpose of soliciting proposals to acquire The Lakes. During the fourth quarter of fiscal 1998, the property was marketed extensively. Sales packages were distributed to 200 international, national, regional and local prospective purchases. During the quarter ended June 30, 1998, the Partnership received offers from 14 prospective buyers. Supplemental information on the property was then provided to the top seven bidders with a requirement that best and final offers be returned by April 30, 1998. The highest offer was from a qualified buyer and met the Partnership's sale criteria. In June 1998, the Partnership executed a purchase and sale agreement with this prospective buyer for an amount in excess of the outstanding debt obligation. However, since this sale transaction remains contingent upon, among other things, formal approval by a number of third parties of the assumption of the tax-exempt bonds secured by The Lakes, there are no assurances that a sale will be consummated.

      As previously reported, in early fiscal 1998 the Partnership initiated discussions with the issuer of the letter of credit on the Harbour Pointe Apartments, which was scheduled to expire on December 15, 1997. During the second quarter of fiscal 1998, the letter of credit issuer approved the joint venture's application for an extension of the letter of credit through December 2000. The new terms of the letter of credit agreement require the commencement of regular bond sinking fund contributions of $240,000 per annum to be paid in quarterly installments of $60,000 beginning February 15, 1998. The terms of the extension also increased the letter of credit fee from 1% to 1.25% per annum on the outstanding amount of $9,247,500, payable on a quarterly basis beginning February 15, 1998. The joint venture will also be required to make annual deposits to a lender-controlled escrow account equal to 75% of Harbour Pointe's annual net cash flow, as defined, for each year beginning in calendar 1998. All funds deposited to the escrow account will be returned to the joint venture upon the earlier of the termination and surrendering of the letter of credit to the lender or the achievement of a loan-to-value ratio equal to or less than 75%, as determined solely by the lender. Recent improvements in market conditions and in the operating performance of the Harbour Pointe Apartments have increased the estimated market value of the property to a level which exceeds the outstanding first mortgage loan balance. Nonetheless, significant additional appreciation would have to occur in order to achieve a loan-to-value ratio of 75% or less. As a result, the effect of the new terms of the Harbour Pointe letter of credit will be that the cash flow from the property's operations will no longer be available to cover the Partnership's future operating expenses. However, the Partnership has sufficient cash reserves to cover operating expenses for the next several years. With the Partnership focusing on potential disposition strategies for its remaining investment properties and targeting a liquidation within the next year, such reserves should be adequate to meet the Partnership's liquidity needs during this period. During the fourth quarter of fiscal 1998, the Partnership initiated discussions with several real estate brokerage firms in order to define potential marketing strategies for selling the Harbour Pointe property and solicited marketing proposals from three of these firms. After reviewing their respective proposals and conducting extensive interviews, the Partnership selected a national firm that is a leading seller of apartment properties encumbered by tax-exempt bond financing. During the first quarter of fiscal 1999, a marketing package was finalized, and extensive sales efforts began in May 1998. As a result of such efforts, several offers to purchase Harbour Pointe were received. On August 10, 1998, a purchase and sale agreement was signed with a prospective buyer. However, since this transaction remains continent upon, among other things, satisfactory completion of the buyer's due diligence and formal approval by a number of third parties of the assumption of the tax-exempt bonds secured by Harbour Pointe, there are no assurances that a sale will be consummated.

      As discussed further in the Annual Report, on September 18, 1997 the Partnership agreed to sell its general partnership interest in the Lincoln Garden joint venture to its co-venture partner for $25,000. In effecting such sale, management considered that (i) during recent years, the operating performance of Lincoln Garden had deteriorated, (ii) since its inception, the Partnership had not received cash flow from this investment and no cash flow from this asset was projected for the future, and (iii) the joint venture partner had a priority position in the joint venture due to certain loans which it advanced to the joint venture to cover prior operating deficits. In addition, management determined that the outstanding first mortgage loan balance on the Lincoln Garden property was in excess of its market value and that future increases in the property's value were unlikely. Because the property offered little or no opportunity for a return of equity, the Partnership negotiated a sale of its position to its joint venture partner for a nominal amount. The sale was structured in two parts to minimize the negative tax consequences to the Lincoln Garden joint venture. Accordingly, the Partnership received $19,000 in September 1997 for the sale of 75% of its interest in the joint venture and will receive a final payment of $6,000 in September 1998 for the remaining 25% of its interest. As of September 18, 1997, the Partnership's remaining position in the joint venture was converted to a limited partnership interest, and the Partnership will have no continuing involvement in the operations of the Lincoln Garden joint venture through the date in September 1998 when its limited partnership interest will be redeemed for $6,000. Consequently, the Partnership wrote off the remaining equity method carrying value of its investment in Lincoln Garden during fiscal 1998. This write-off resulted in a gain of $2,528,000 because the venture's prior equity method losses had exceeded the total of the Partnership's investments and advances in the joint venture. The Partnership recorded its share of the venture's operating losses up through the date of the September 18, 1997 sale transaction.

      At June 30, 1998, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $2,335,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and the consolidated ventures and, to the extent necessary and economically justified, to fund the Partnership's share of any future capital improvements or operating deficits of its remaining joint venture investments. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the remaining investment properties and from proceeds received from the sale, refinancing or other disposition of such properties.

Results of Operations
Three Months Ended June 30, 1998
--------------------------------

      The Partnership reported a net loss of $155,000 for the three months ended June 30, 1998 as compared to a net loss of $163,000 for the same period in the prior year. This decrease in net loss is primarily attributable to a $47,000 decrease in the Partnership's share of unconsolidated venture's loss which was partially offset by a $31,000 increase in the Partnership's operating loss. The Partnership's share of unconsolidated venture's loss, which represented the operating results of the Lincoln Garden joint venture, decreased as a result of the sale of the Partnership's interest in the Lincoln Garden joint venture in September 1997, as discussed further above.

      The increase in the Partnership's operating loss is attributable to a $96,000 increase in operating expenses which was partially offset by a $65,000 increase in operating revenues. Expenses increased mainly due to an increase in property operating expenses from the consolidated joint ventures and higher Partnership general and administrative expenses which were partially offset by decreases in interest expense and real estate taxes. Property operating expenses increased by $201,000 largely due to increased repairs and maintenance costs at The Lakes as a result of exterior painting performed during the current period. The increase in general and administrative expenses was mainly due to an increase in legal fees relating to the potential sale of the Partnership's operating properties and Partnership liquidation-related matters. Interest expense decreased due to the significant paydown of principal which has occurred on the long-term debt secured by The Lakes over the past two years. Real estate taxes decreased due to a reduction in the tax rate at The Lakes. The increase in rental revenues was primarily due to increases in rental rates at The Lakes and a combination of increases in effective rental rates and occupancy at Harbour Pointe. The increase in rental revenues was partially offset by a decrease in other income mainly as a result of a decline in furniture rental income at The Lakes in the current year.

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






Dated:  August 14, 1998