Form 10-Q
period 1998-09-30
PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD
filed 1998-11-23
CIK 772124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------

                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                    OR

         |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from________ to ________.

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

                           CONSOLIDATED BALANCE SHEETS
                September 30, 1998 and March 31, 1998 (Unaudited)
                              (In thousands)

                                  ASSETS
                                                September 30     March  31
                                                ------------     ---------

Operating investment properties:
   Land                                         $     1,543     $   18,190
   Buildings and improvements                         8,823         78,336
                                                -----------     ----------
                                                     10,366         96,526
   Less accumulated depreciation                     (3,395)       (30,710)
                                                -----------     ----------
                                                      6,971         65,816

Cash and cash equivalents                             2,558          1,551
Restricted cash                                         343          2,580
Accounts receivable                                     126              6
Advances to consolidated venture                         29              -
Prepaid and other assets                                  -             72
Deferred expenses, net                                   78            608
                                                -----------     ----------
                                                $    10,105     $   70,633
                                                ===========     ==========

                        LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses           $     1,602     $      387
Accrued interest and fees                                 -          4,823
Tenant security deposits                                 33            566
Mortgage loans payable                                9,125         92,120
Co-venturers' share of net assets of
  consolidated ventures                               1,120          1,124
Partners' deficit                                    (1,775)       (28,387)
                                                -----------     ----------
                                                $    10,105     $   70,633
                                                ===========     ==========








                             See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    For the three and sixmonths ended September 30, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                 Three Months Ended     Six Months Ended
                                    September 30,         September 30,
                                 -----------------      -----------------
                                  1998       1997        1998      1997
                                  ----       ----        ----      ----
Revenues:
   Rental income                $ 4,119     $ 2,633     $ 6,914  $ 5,282
   Interest income                  195          61         241      121
   Other income                     107         136         171      267
                                -------     -------     -------  -------
                                  4,421       2,830       7,326    5,670

Expenses:
   Property operating expenses    1,144       1,010       2,216    1,881
   Real estate taxes                320         234         506      468
   Interest expense               1,794       1,187       2,833    2,330
   Depreciation                     924         653       1,582    1,306
   General and administrative       121          57         226      120
                                -------     -------     -------  -------
                                  4,303       3,141       7,363    6,105
                                -------     -------     -------  -------
Operating income (loss)             118        (311)        (37)    (435)
Partnership's share of
 unconsolidated venture's loss        -         (64)          -     (111)
Co-venturers' share of
  consolidated ventures'losses        4          24           4       32
Gain on sale of operating
  investment property            51,901          -       51,901        -
                                -------     -------     -------  -------

Income (loss) before
  extraordinary gain             52,023        (351)     51,868     (514)

Extraordinary gain on
  forgiveness of debt             2,854           -       2,854        -
                                -------     -------     -------  -------

Net income (loss)               $54,877     $  (351)    $54,722  $  (514)
                                =======     =======     =======  =======

Net income (loss) per
 Limited Partnership Unit:
   Income (loss) before
     extraordinary gain       $1,191.65     $(8.01)   $1,188.12  $(11.73)
   Extraordinary gain on
     forgiveness of debt          65.37          -        65.37        -
                              ---------     ------    ---------  -------

   Net income (loss)          $1,257.02     $(8.01)   $1,253.49  $(11.73)
                              =========     ======    =========  =======
Cash distributions per
  Limited Partnership Unit    $  675.00     $    -    $  675.00  $     -
                              =========     ======    =========  =======

      The above per Limited Partnership Unit information is based upon the 41,644 Limited Partnership Units outstanding for each period.


                             See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
        For the six months ended September 30, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                              General          Limited
                                              Partners         Partners
                                              --------         --------

Balance at March 31, 1997                     $ (2,683)        $(27,318)
Net loss                                           (26)            (488)
                                              --------         --------
Balance at September 30, 1997                 $ (2,709)        $(27,806)
                                              ========         ========

Balance at March 31, 1998                     $ (2,602)        $(25,785)
Cash distributions                                   -          (28,110)
Net income                                       2,521           52,201
                                              --------         --------
Balance at September 30, 1998                 $    (81)        $ (1,694)
                                              ========         ========

























                             See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended September 30, 1998 and 1997
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)
                                                          1998       1997
                                                          ----       ----
Cash flows from operating activities:
   Net income (loss)                                  $ 54,722   $   (514)
   Adjustments to reconcile net income (loss)
      to net cash (used in) provided by
      operating activities:
     Depreciation                                        1,582      1,306
     Amortization of deferred financing costs              530         30
     Amortization of deferred gain on forgiveness
       of debt                                            (204)      (172)
     Partnership's share of unconsolidated
       venture's loss                                        -        111
     Co-venturers' share of consolidated ventures'
       losses                                               (4)       (32)
     Gain on sale of operating investment property     (51,901)         -
     Extraordinary gain on forgiveness of debt          (2,854)         -
     Changes in assets and liabilities:
      Accounts receivable                                 (120)         -
      Accounts receivable - affiliates                       -         (2)
      Advances to consolidated venture                     (29)         -
      Prepaid and other assets                              72         64
      Deferred expenses                                      -        (11)
      Accounts payable and accrued expenses              1,215       (127)
      Accrued interest and fees                         (4,823)       500
      Tenant security deposits                            (533)      (139)
                                                      --------   --------
         Total adjustments                             (57,069)     1,528
                                                      --------   --------
         Net cash (used in) provided by operating
           activities                                   (2,347)     1,014
                                                      --------   --------

Cash flows from investing activities:
   Distribution from unconsolidated joint venture            -         18
   Additions to buildings and improvements                (990)         -
   Net proceeds from sale of operating
      investment property                              110,154          -
                                                      --------   --------
         Net cash provided by investing activities     109,164         18
                                                      --------   --------

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended September 30, 1998 and 1997
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)
                                   (continued)

                                                         1998       1997
                                                         ----       ----

Cash flows from financing activities:
   Distributions to partners                           (28,110)         -
   Decrease in restricted cash                           2,237        373
   Repayment of principal on long-term debt            (79,937)      (523)
                                                      --------   --------
         Net cash used in financing activities        (105,810)      (150)
                                                      --------   --------

Net increase in cash and cash equivalents                1,007        882
Cash and cash equivalents, beginning of period           1,551      1,562
                                                      --------   --------
Cash and cash equivalents, end of period              $  2,558   $  2,444
                                                      ========   ========

Cash paid during the period for interest              $  7,330   $  1,972
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1998 and March 31, 1998 and revenues and expenses for each of the three-and six-month periods ended September 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

      The  Partnership  originally  invested the net  proceeds of the  offering, through joint venture partnerships, in six rental apartment properties. As discussed further in the Annual Report, the Partnership's operating properties have encountered major adverse business developments which, to date, have resulted in the loss of three of the original investments to foreclosure and the sale of the Partnership's interest in one joint venture for a nominal amount. Subsequent to the resolution of the default status of the debt secured by The Lakes at South Coast Apartments in fiscal 1998 (see Note 5), management analyzed whether it would be in the Limited Partners' best interests to continue to hold the two remaining assets (The Lakes and Harbour Pointe) or to pursue potential sale opportunities with a goal of completing a liquidation of the Partnership in the near term. Based on such analysis, management concluded that a liquidation of the Partnership should be undertaken if favorable prices for The Lakes and Harbour Pointe could be achieved. Under the terms of the Partnership Agreement, the affirmative vote of Limited Partners who own 51% or more of the total number of outstanding units of limited partnership interest in the Partnership is required to approve the sale of all, or substantially all, of the Partnership's assets. On May 4, 1998, the Partnership furnished a Consent Solicitation
Statement to the Limited Partners which sought the approval to sell the Partnership's two remaining assets and, thereafter, to liquidate and dissolve the Partnership (collectively, the "Sale and Liquidation"). Effective June 18, 1998, the results of the Consent Solicitation Statement were finalized, and the Sale and Liquidation was approved by the required affirmative vote of the
Limited Partners. Management's goal has been to complete the Sale and Liquidation by the end of calendar year 1998. It now appears likely that the Sale and Liquidation will not be completed until the first quarter of calendar 1999.

      On August 20, 1998, The Lakes Joint Venture, a joint venture in which the Partnership has an interest, sold The Lakes at South Coast Apartments located in Costa Mesa, California, to an unrelated third party for $114,000,000. The Partnership received net proceeds of approximately $25,942,000 after deducting closing costs of $2,530,000, property proration adjustments of $2,195,000, the assumption of the first mortgage principal balance of $75,600,000 and the payment of approximately $7,733,000 in subordinated debt and deferred fees that was related to the September 26, 1991 refinancing and modification of the original first mortgage debt. In connection with the sale, the Partnership also received approximately $2,136,000 as its share of the property's working capital and escrows held in connection with the debt. The total proceeds received by the Partnership of approximately $28,078,000 were included in a special capital distribution of $28,109,700, or $675.00 per original $1,000 investment, paid on September 9, 1998 to unitholders of record as of August 20, 1998. The Partnership was required to withhold a seven percent income tax, or $47.25 per original $1,000 investment, from non-California resident Limited Partners. The total withholding was $1,437,000 and is included in accounts payable and accrued expenses on the accompanying balance sheet as of September 30, 1998.

      With the sale of The Lakes, the Partnership now has one remaining real estate investment, the Harbour Pointe Apartments. This property has been actively marketed for sale and on August 12, 1998, a purchase and sale agreement was signed with a prospective buyer. This prospective buyer subsequently decided to terminate the purchase and sale agreement and discontinued its efforts to acquire the property. The Partnership then re-opened discussions with the other prospective purchasers. These prospective purchasers were provided with updated property information, and asked to submit revised offers. After reviewing the offers, the Partnership selected a new prospective purchaser and is currently negotiating a purchase and sale agreement. However, since the sale of the Harbour Pointe property remains contingent upon, among other things, negotiation of a definitive sale agreement, satisfactory completion of the buyer's due diligence and formal approval by a number of third parties of the assumption of the tax-exempt bonds secured by Harbour Pointe, there are no assurances that the sale of the final asset and the liquidation of the Partnership will be completed as planned.

2.  Related Party Transactions
    --------------------------

      Included in general and administrative expenses for each of the six-month periods ended September 30, 1998 and 1997 is $41,000 and $40,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six-month periods ended September 30, 1998 and 1997 is $2,000 and $3,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investment in Unconsolidated Joint Venture Partnership
    ------------------------------------------------------

      The Partnership previously had an investment in one unconsolidated joint venture which owned an operating investment property (Lincoln Garden Apartments), as discussed further in the Annual Report. The unconsolidated joint venture was accounted for by using the equity method because the Partnership did not have a voting control interest in the venture. Under the equity method, the investment was carried at cost adjusted for the Partnership's share of the unconsolidated venture's earnings, losses and distributions. The Partnership's policy is to recognize its share of unconsolidated venture's operations three months in arrears.

    On September 18, 1997, the Partnership sold its general partnership interest in the joint venture which owned the Lincoln Garden Apartments to its co-venture partner for $25,000. In effecting such sale, management considered that (i) during recent years, the operating performance of Lincoln Garden had deteriorated, (ii) since its inception, the Partnership had not received cash flow from this investment and no cash flow from this asset was projected for the future, and (iii) the joint venture partner had a priority position in the joint venture due to certain loans which it advanced to the joint venture to cover prior operating deficits. In addition, management determined that the outstanding first mortgage loan balance on the Lincoln Garden property was in excess of its market value and that future increases in the property's value were unlikely. Because the property offered little or no opportunity for a return of equity, the Partnership negotiated a sale of its position to its joint venture partner for a nominal amount. The sale was structured in two parts to minimize the negative tax consequences to the Lincoln Garden joint venture. Accordingly, the Partnership received $19,000 in September 1997 for the sale of 75% of its interest in the joint venture and received a final payment of $6,000 on October 1, 1998 for the remaining 25% of its interest. As of September 18, 1997, the Partnership's remaining position in the joint venture was converted to a limited partnership interest, and the Partnership had no continuing involvement in the operations of the Lincoln Garden joint venture through the date in 1998 when its limited partnership interest was redeemed for $6,000. Consequently, the Partnership wrote off the remaining equity method carrying value of its investment in Lincoln Garden during fiscal 1998. This write-off resulted in a gain of $2,528,000 because the venture's prior equity method losses had exceeded the total of the Partnership's investments and advances in the joint venture.

     Summarized operations of the unconsolidated joint venture, for the periods indicated, are as follows:

                         Condensed Summary of Operations
                For the three and six months ended June 30, 1997
                              (in thousands)

                                    Three Months Ended     Six Months Ended
                                       June 30, 1977         June 30, 1997
                                    ------------------     ----------------


    Rental revenues                      $  249               $  501
    Interest and other income                15                   31
                                         ------               ------
                                            264                  532

    Property operating expenses             164                  322
    Interest expense                        132                  247
    Depreciation and amortization            65                  131
                                         ------               ------
                                            361                  700
                                         ------               ------
    Net loss                             $  (97)              $ (168)
                                         ======               ======

    Net loss:
      Partnership's share of net loss    $  (63)              $ (109)
      Co-venturer's share of net loss       (34)                 (59)
                                         ------               ------
                                         $  (97)              $ (168)
                                         ======               ======

            Reconciliation of Partnership's Share of Operations
           For the three and six months ended September 30, 1997
                              (in thousands)

                                     Three Months Ended     Six Months Ended
                                     September 30, 1977     September 30, 1997
                                     ------------------     ------------------

     Partnership's share of operations,
        as shown above                   $  (63)               $  (109)
     Amortization of excess basis            (1)                    (2)
                                         ------                -------
     Partnership's share of
       unconsolidated
       venture's loss                   $   (64)               $  (111)
                                        =======                =======

4.  Operating Investment Properties
    -------------------------------

      As of September 30, 1998, the Partnership has an investment in one consolidated joint venture partnership (two at March 31, 1998) which owns an operating investment property as more fully described in the Partnership's Annual Report. As discussed further in Note 1, the consolidated Lakes joint venture sold its operating investment property on August 20, 1998, leaving the consolidated Harbour Pointe joint venture as the Partnership's only remaining real estate investment. The consolidated ventures have December 31 year-ends for both tax and financial reporting purposes. Accordingly, the Partnership's policy is to report the financial position, results of operations and cash flows of these ventures on a three-month lag. In accordance with the Partnership's policy of recognizing significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of The Lakes Joint Venture and recorded a gain of $51,901,000 on the sale of the venture's operating investment property during the quarter ended September 30, 1998. All material transactions between the Partnership and the consolidated joint ventures have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances to or from consolidated ventures on the accompanying balance sheets.

      As discussed in the Partnership's Annual Report, the Partnership acquired an interest in 71st Street Housing Partners, Ltd., a joint venture formed to develop, own and operate the Harbour Pointe Apartments, a 234-unit two-story garden apartment complex located in Bradenton, Florida, on December 16, 1985. Pursuant to an Amended and Restated Agreement of the Limited Partnership dated August 4, 1989, the general partner interests of the co-venturers were converted to limited partnership interests. As a result of the amendment, the Partnership, as the sole general partner, assumed control of the operations of the property.

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

     The following combined summary of property operating expenses for the three and six months ended June 30, 1998 (in thousands) includes the expenses of the Harbour Pointe Apartments through June 30, 1998 and the expenses of the The Lakes at South Coast Apartments through the date of the sale on August 20, 1998. The combined property operating expenses for the three and six months ended June 30, 1997 include expenses for the two consolidated joint ventures.

                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                 -----------------      -----------------
                                    1998      1997        1998      1997
                                    ----      ----        ----      ----
    Property operating expenses:
      Repairs and maintenance    $   142    $   272     $   657    $  457
      Utilities                      224        145         354       269
      Management fees                121        101         221       200
      Other operating and
        administrative               657        492         984       955
                                 -------    -------     -------    ------

                                 $ 1,144    $ 1,010     $ 2,216    $1,881
                                 =======    =======     =======    ======

5.  Long-term Debt
    --------------

      Long-term debt on the Partnership's balance sheet at September 30, 1998 and March 31, 1998 consists of the following (in thousands):

                                                  September 30      March  31
                                                  ------------      --------


      Nonrecourse  mortgage note payable
      which   secures   Manatee   County
      Housing Finance  Authority Revenue
      Refunding Bonds. The mortgage loan
      is  secured  by a deed  to  secure
      debt  and  a  security   agreement
      covering  the  real  and  personal
      property  of  the  Harbour  Pointe
      Apartments.                                      $ 9,125        $ 9,125

      Developer   loan   payable   which
      secures    County    of    Orange,
      California   Tax-Exempt  Apartment
      Development   Revenue  Bonds.  The
      mortgage loan was  nonrecourse and
      was  secured  by a  first  deed of
      trust  plus all  future  rents and
      income  generated  by The Lakes at
      South Coast Apartments.                                -         75,600

      Nonrecourse  loan  payable to bank
      secured  by a third  deed of trust
      plus all  future  rents and income
      generated  by The  Lakes  at South
      Coast Apartments.                                      -            926

      Prior    indebtedness    principal
      payable to bank by The Lakes Joint
      Venture.   This   obligation   was
      nonrecourse  to the joint venture.                     -          3,411

      Deferred gain from  forgiveness of
      debt    (net    of     accumulated
      amortization of $2,220 at December
      31, 1997).                                             -          3,058
                                                        ------        -------
                                                        $9,125        $92,120
                                                        ======        =======

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

      The interest rate on the Bonds is adjusted weekly to a minimum rate that would be necessary to remarket the Bonds in a secondary market as determined by a bank remarketing agent. During calendar 1997, the interest rate averaged 3.78% (3.62% in 1996). The Bonds are secured by the Harbour Pointe Apartments. As of June 30, 1998 and December 31, 1997, the fair value of this debt obligation approximated its carrying value.

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

      The original bond issue was refinanced during 1991 and the original developer loan was extinguished. The new developer loan (1991 Developer Loan), in the amount of $75,600,000, was payable to the County of Orange and was funded by the proceeds of a public offering of tax-exempt apartment development revenues bonds issued, at par, by the County of Orange, California in September 1991. Principal was payable upon maturity on December 1, 2006. Interest on the bonds was variable, with the rate determined weekly by a remarketing agent (ranging from 2.95% to 4.50% during calendar 1997), and was payable in arrears on the first of each month. As of December 31, 1997, the fair value of this debt obligation approximated its carrying value. As discussed in Note 1, the bond issue was assumed by the buyer of The Lakes at South Coast Apartments on August 20, 1998.

      The loan was secured by a first deed of trust plus all future rents and income generated by the operating investment property. Bond principal and interest payments were secured by an irrevocable letter of credit issued by a bank in the amount of $76,569,000, expiring December 15, 1998. The bank letter of credit was secured by a second deed of trust on the operating investment property and future rents and income from the operating investment property. The Venture paid an annual letter of credit fee equal to 1.3% of the outstanding amount, payable 83% monthly with the remaining 17% deferred and paid in accordance with the Reimbursement Agreement (Unpaid Accrued Letter of Credit
Fees). Such Unpaid Accrued Letter of Credit Fees were $1,863,000 at December 31, 1997. Unpaid Accrued Letter of Credit Fees of $1,965,000 were repaid out of the sales proceeds from The Lakes on August 20, 1998.

      In conjunction with the 1991 Developer Loan, the Venture entered into a Reimbursement Agreement with the letter of credit issuer regarding the unreimbursed letter of credit draws referred to above. The letter of credit issuer agreed to forgive all outstanding accrued interest through September 26, 1991, aggregating $1,132,000, along with a portion of the outstanding principal in the amount of $300,000. In return, the Venture made a principal payment of $926,000, leaving an unpaid balance of $6,523,000 (Prior Indebtedness). The outstanding principal balance of the Prior Indebtedness bore interest payable to the letter of credit issuer at the rate of 11% per annum. Interest accrued on the Prior Indebtedness from the date of closing through June 1992 was forgiven by the letter of credit issuer. Principal payments from available net cash flow and the release of certain restricted escrow funds described below totalled $3,452,000 through August 20, 1998, leaving an outstanding principal balance of $3,071,000 as of August 20, 1998. At the time of the refinancing the Venture also owed the letter of credit issuer fees totalling $2,184,000. The letter of credit issuer agreed to forgive $1,259,000 of such unpaid fees, leaving an unpaid balance of $925,000 (Deferred Prior Letter of Credit Fees). The Venture had a limited right to defer payment of interest and principal on the Prior Indebtedness and the Unpaid Accrued Letter of Credit Fees to the extent that the net cash flow from operations was not sufficient after the payment of debt service on the 1991 Developer Loan and the funding of certain required reserves. The Prior Indebtedness of $3,071,000, deferred unpaid interest of $574,000 and Deferred Prior Letter of Credit Fees of $925,000 were repaid out of the sales proceeds from The Lakes at South Coast Apartments on August 20, 1998.

      In November 1988, a borrowing arrangement with a bank was entered into to provide funds for The Lakes. The Venture obtained a line of credit secured by a third trust deed on the subleasehold interest, buildings and improvements, and rents and income in the amount of $6,300,000. Interest on the line of credit was originally payable monthly at 1-1/2% over the Citibank, N.A. prime rate. However, because of the default status of this obligation during 1990, interest had accrued at a rate of prime plus 4% through September 26, 1991. Accrued interest on the line of credit, which was payable to the same bank which issued the letter of credit in connection with the bonds, totalled $1,841,000 at September 26, 1991. The outstanding principal balance of the line of credit was $6,127,000 as of September 26, 1991. In conjunction with the refinancing of the developer loan described above, the lender agreed to forgive all of the outstanding accrued interest at the date of the refinancing. Interest accrued on the outstanding principal balance at the rate of 11% per annum beginning September 27, 1991. Payment of interest and principal on the line of credit borrowings, prior to a sale or other disposition of the operating property, was limited to the extent of available cash flow after the payment of debt service on the developer loan and the funding of certain required reserves. The line of credit borrowings was paid in full from available net cash flow during fiscal 1999 prior to the sale of the property. Deferred unpaid interest of $1,134,000 was repaid out of the sales proceeds from The Lakes at South Coast Apartments on August 20, 1998.

      The 1991 restructuring of the Prior Indebtedness, the Deferred Letter of Credit Fees and the line of credit borrowings, as described above, was accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,279,000, was deferred and was being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. At March 31, 1998, $3,058,000 of such forgiven debt (net of accumulated amortization) was reflected on the accompanying balance sheet and $204,000 and $172,000 was amortized as a reduction of interest expense in the accompanying statements of operations for fiscal 1999 (through the date of the sale) and the six-month period ended June 30, 1997, respectively. The remaining unamortized balance of $2,854,000 was recognized as an extraordinary gain on forgiveness of debt upon the sale of The Lakes on August 20, 1998.

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

Liquidity and Capital Resources
-------------------------------

     As discussed further in the Annual Report, subsequent to the resolution of the default status of the debt secured by The Lakes at South Coast Apartments in fiscal 1998, management analyzed whether it would be in the Limited Partners' best interests to continue to hold the two remaining assets or to pursue potential sale opportunities with a goal of completing a liquidation of the Partnership in the near term. Based on such analysis, management concluded that a liquidation of the Partnership should be undertaken if favorable prices for The Lakes and Harbour Pointe could be achieved. Under the terms of the Partnership Agreement, the affirmative vote of Limited Partners who own 51% or more of the total number of outstanding units of limited partnership interest in the Partnership is required to approve the sale of all, or substantially all, of the Partnership's assets. On May 4, 1998, the Partnership furnished a Consent Solicitation Statement to the Limited Partners which sought the approval to sell the Partnership's two remaining assets and, thereafter, to liquidate and dissolve the Partnership (collectively, the "Sale and Liquidation"). Effective June 18, 1998, the results of the Consent Solicitation Statement were finalized, and the Sale and Liquidation was approved by the required affirmative vote of the Limited Partners. Management's goal has been to complete the Sale and Liquidation by the end of calendar year 1998. It now appears likely that the Sale and Liquidation will not be completed until the first quarter of calendar 1999. There can be no assurances, however, that the sale of the remaining asset and the liquidation of the Partnership will be completed within this time frame.

     As previously reported, management retained a national brokerage firm in November 1997 to begin a formal marketing program for the purpose of soliciting proposals to acquire The Lakes at South Coast Apartments. During the fourth quarter of fiscal 1998, the property was marketed extensively. Sales packages were distributed to 200 international, national, regional and local prospective purchases. During the quarter ended June 30, 1998, the Partnership received offers from 14 prospective buyers. Supplemental information on the property was then provided to the top seven bidders with a requirement that best and final offers be returned by April 30, 1998. The highest offer was from a qualified buyer and met the Partnership's sale criteria. In June 1998, the Partnership executed a purchase and sale agreement with this prospective buyer for an amount in excess of the outstanding debt obligation. On August 20, 1998, the Partnership sold The Lakes to this unrelated third party for $114,000,000. The Partnership received net proceeds of approximately $25,942,000 after deducting closing costs of $2,530,000, property proration adjustments of $2,195,000, the assumption of the first mortgage principal balance of $75,600,000 and the payment of approximately $7,733,000 in subordinated debt and deferred fees that was related to the September 26, 1991 refinancing and modification of the original first mortgage debt. In connection with the sale, the Partnership also received approximately $2,136,000 as its share of the property's working capital and escrows held in connection with the debt. The total proceeds received by the Partnership of approximately $28,078,000 was included in a special capital distribution of $28,109,700, or $675.00 per original $1,000 investment, paid on September 9, 1998 to unitholders of record as of August 20, 1998. The Partnership was required to withhold a seven percent income tax, or $47.25 per original $1,000 investment, from non-California resident Limited Partners. The total withholding was $1,437,000 and is included in accounts payable and accrued expenses on the accompanying balance sheet as of September 30, 1998.

     As discussed further in the Annual Report, on September 18, 1997 the Partnership agreed to sell its general partnership interest in the Lincoln Garden joint venture to its co-venture partner for $25,000. In effecting such sale, management considered that (i) during recent years, the operating performance of Lincoln Garden had deteriorated, (ii) since its inception, the Partnership had not received cash flow from this investment and no cash flow from this asset was projected for the future, and (iii) the joint venture partner had a priority position in the joint venture due to certain loans which it advanced to the joint venture to cover prior operating deficits. In addition, management determined that the outstanding first mortgage loan balance on the Lincoln Garden property was in excess of its market value and that future increases in the property's value were unlikely. Because the property offered little or no opportunity for a return of equity, the Partnership negotiated a sale of its position to its joint venture partner for a nominal amount. The sale was structured in two parts to minimize the negative tax consequences to the Lincoln Garden joint venture. Accordingly, the Partnership received $19,000 in September 1997 for the sale of 75% of its interest in the joint venture and received a final payment of $6,000 on October 1, 1998 for the remaining 25% of its interest. As of September 18, 1997, the Partnership's remaining position in the joint venture was converted to a limited partnership interest, and the Partnership had no continuing involvement in the operations of the Lincoln Garden joint venture through the date in 1998 when its limited partnership interest was redeemed for $6,000. Consequently, the Partnership wrote off the remaining equity method carrying value of its investment in Lincoln Garden during fiscal 1998. This write-off resulted in a gain of $2,528,000 because the venture's prior equity method losses had exceeded the total of the Partnership's investments and advances in the joint venture.

     With the sale of The Lakes and the final redemption of the Partnership's interest in the Lincoln Garden joint venture, the Partnership now has one remaining real estate investment, the Harbour Pointe Apartments. As previously reported, in early fiscal 1998 the Partnership initiated discussions with the issuer of the letter of credit on the Harbour Pointe Apartments, which was scheduled to expire on December 15, 1997. During the second quarter of fiscal 1998, the letter of credit issuer approved the joint venture's application for an extension of the letter of credit through December 2000. The new terms of the letter of credit agreement require the commencement of regular bond sinking fund contributions of $240,000 per annum to be paid in quarterly installments of $60,000 beginning February 15, 1998. The terms of the extension also increased the letter of credit fee from 1% to 1.25% per annum on the outstanding amount of $9,247,500, payable on a quarterly basis beginning February 15, 1998. The joint venture is also required to make annual deposits to a lender-controlled escrow account equal to 75% of Harbour Pointe's annual net cash flow, as defined, for each year beginning in calendar 1998. All funds deposited to the escrow account will be returned to the joint venture upon the earlier of the termination and surrendering of the letter of credit to the lender or the achievement of a loan-to-value ratio equal to or less than 75%, as determined solely by the lender.

     Recent improvements in market conditions and in the operating performance of the Harbour Pointe Apartments have increased the estimated market value of the property to a level which exceeds the outstanding first mortgage loan balance. Accordingly, during the fourth quarter of fiscal 1998 the Partnership initiated discussions with several real estate brokerage firms in order to define potential marketing strategies for selling the Harbour Pointe property and solicited marketing proposals from three of these firms. After reviewing their respective proposals and conducting extensive interviews, the Partnership selected a national firm that is a leading seller of apartment properties encumbered by tax-exempt bond financing. During the first quarter of fiscal 1999, a marketing package was finalized, and extensive sales efforts began in May 1998. As a result of such efforts, several offers to purchase Harbour Pointe were received. On August 12, 1998, a purchase and sale agreement was signed with a prospective buyer. This prospective buyer subsequently decided to terminate the purchase and sale agreement and discontinued its efforts to acquire the property. The Partnership then re-opened discussions with the other prospective purchasers. These prospective purchasers were provided with updated property information, and asked to submit revised offers. After reviewing the offers, the Partnership selected a new prospective purchaser and is currently negotiating a purchase and sale agreement. However, since the sale of the Harbour Pointe property remains contingent upon, among other things, negotiation of a definitive sale agreement, satisfactory completion of the buyer's due diligence and formal approval by a number of third parties of the assumption of the tax-exempt bonds secured by Harbour Pointe, there are no assurances that the sale of the final asset and the liquidation of the Partnership will be completed as planned.

     At September 30, 1998, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $2,558,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and the remaining consolidated venture, with the remainder to be returned to the Limited Partners, along with the net proceeds received from the sale of the final operating investment property, after the payment of all liquidation-related expenses in conjunction with the formal liquidation of the Partnership. Such a liquidation is expected to be completed by the end of the first quarter of calendar 1999.

Results of Operations
Three Months Ended September 30, 1998
-------------------------------------

     As noted above, the consolidated Lakes at South Coast operating investment property was sold on August 20, 1998. In accordance with the Partnership's policy to recognize significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of The Lakes Joint Venture during the quarter ended September 30, 1998 and recognized a gain of $51,901,000 on the sale of The Lakes property. The Partnership reported net income of $54,877,000 for the three months ended September 30, 1998, as compared to a net loss of $351,000 for the same period in the prior year. This favorable change of $55,228,000 in the Partnership's net operating results was primarily due to the gain on the sale of The Lakes operating investment property and a related extraordinary gain on forgiveness of debt. The 1991 restructuring of the debt secured by The Lakes at South Coast Apartments was accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,279,000, was deferred and was being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. The remaining unamortized balance of $2,854,000 was recognized as an extraordinary gain on forgiveness of debt upon the sale of The Lakes on August 20, 1998.

     In addition to the gain recognized on the sale of The Lakes and the extraordinary gain from forgiveness of debt, the Partnership had operating income of $118,000 for the three months ended September 30, 1998 as compared to an operating loss of $311,000 for the same period in the prior year. The current year's results include four and two-thirds months of operating results for The Lakes consolidated joint venture as compared to three months of operating results for The Lakes for the same period in the prior year as a result of the acceleration of the lag-period referred to above. The favorable change was also partly a result of a significant increase in rental rates at The Lakes during the current period. In addition, interest income increased by $134,000 mainly due to interest earned on the net proceeds from the sale of The Lakes which were temporarily invested pending the distribution to the Limited Partners which occurred on September 9, 1998. The increases in rental income and interest income were partially offset by increases in interest expense of $607,000 and depreciation expense of $271,000. Interest expense increased primarily due to the write-off of unamortized deferred financing costs of $526,000 in connection with the sale of The Lakes. Depreciation expense increased partly due to prior year capitalized additions to the operating investment properties.

     The Partnership's share of unconsolidated venture's loss, which represented the operating results of the Lincoln Garden joint venture, decreased by $64,000 as a result of the sale of the Partnership's interest in the Lincoln Garden joint venture in September 1997, as discussed further above.

Six Months Ended September 30, 1998
-----------------------------------

      As noted above, the consolidated Lakes at South Coast operating investment property was sold on August 20, 1998. In accordance with the Partnership's policy to recognize significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of The Lakes Joint Venture during the quarter ended September 30, 1998 and recognized a gain of $51,901,000 on the sale of The Lakes property. The Partnership reported net income of $54,722,000 for the six months ended September 30, 1998, as compared to a net loss of $514,000 for the same period in the prior year. This favorable change of $55,236,000 in the Partnership's net operating results was primarily due to the gain on the sale of The Lakes operating investment property and a related extraordinary gain on forgiveness of debt. The 1991 restructuring of the debt secured by The Lakes at South Coast Apartments was accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,279,000, was deferred and was being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. The remaining unamortized balance of $2,854,000 was recognized as an extraordinary gain on forgiveness of debt upon the sale of The Lakes on August 20, 1998.

     In addition to the gain recognized on the sale of The Lakes and the extraordinary gain from forgiveness of debt, the Partnership's operating loss decreased by $398,000 for the six months ended September 30, 1998 as compared to the same period in the prior year. The current year's results include seven and two-thirds months of operating results for The Lakes consolidated joint venture as compared to six months of operating results for The Lakes for the same period in the prior year as a result of the acceleration of the lag-period referred to above. The favorable change was also partly a result of a significant increase in rental rates at The Lakes during the current period. In addition, interest income increased by $120,000 mainly due to interest earned on the net proceeds from the sale of The Lakes which were temporarily invested pending the distribution to the Limited Partners which occurred on September 9, 1998. The increases in rental income and interest income were partially offset by increases in interest expense of $503,000 and depreciation expense of $276,000. Interest expense increased primarily due to the write-off of unamortized deferred financing costs of $526,000 in connection with the sale of The Lakes. Depreciation expense increased partly due to prior year capitalized additions to the operating investment properties.

     The Partnership's share of unconsolidated venture's loss, which represented the operating results of the Lincoln Garden joint venture, decreased by $111,000 as a result of the sale of the Partnership's interest in the Lincoln Garden joint venture in September 1997, as discussed further above.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

            NONE

Item 2. through 5.      NONE


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:   NONE

(b) Reports on Form 8-K:

      A Current Report on Form 8-K dated August 20, 1998 was filed by the registrant during the quarter ended September 30, 1998 to report the sale of The Lakes at South Coast Apartments and is hereby incorporated herein by reference.

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


                                    PAINEWEBBER DEVELOPMENT
                                    PARTNERS FOUR, LTD.


                                    By:  Fourth Development Fund Inc.
                                         ---------------------------
                                         Managing General Partner




                                    By:  /s/ Walter V. Arnold
                                         --------------------
                                         Walter V. Arnold
                                         Senior Vice President and
                                         Chief Financial Officer






Dated:  November 23, 1998