Form 10-Q
period 1998-12-31
PAINEWEBBER DEVELOPMENT PARTNERS FOUR LTD
filed 1999-02-22
CIK 772124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED December 31, 1998

                                    OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______ to _______ .


                      Commission File Number: 0-17150


                PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
           -----------------------------------------------------
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

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                           CONSOLIDATED BALANCE SHEETS
                December 31, 1998 and March 31, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                 December 31     March 31
                                                 -----------     --------

Operating investment properties:
   Land                                          $    1,543     $   18,190
   Buildings and improvements                         8,823         78,336
                                                 ----------     ----------
                                                     10,366         96,526
   Less accumulated depreciation                     (3,470)       (30,710)
                                                 ----------     ----------
                                                      6,896         65,816

Cash and cash equivalents                             1,143          1,551
Restricted cash                                         448          2,580
Accounts receivable                                       -              6
Advances to consolidated venture                         20              -
Prepaid and other assets                                 12             72
Deferred expenses, net                                   76            608
                                                 ----------     ----------
                                                 $    8,595     $   70,633
                                                 ==========     ==========

                        LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses            $      181     $      387
Accrued interest and fees                                 -          4,823
Tenant security deposits                                 33            566
Mortgage loans payable                                9,125         92,120
Co-venturers' share of net assets of
  consolidated ventures                               1,100          1,124
Partners' deficit                                    (1,844)       (28,387)
                                                 ----------     ----------
                                                 $    8,595     $   70,633
                                                 ==========     ==========








                             See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and nine months ended December 31, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                Three Months Ended     Nine Months Ended
                                    December 31,          December 31,
                                -------------------    -----------------
                                 1998       1997        1998      1997
                                 ----       ----        ----      ----
Revenues:
   Rental income               $    389     $ 2,665    $  7,303  $ 7,947
   Interest income                   30          64         271      185
   Other income                      17         123         188      390
                               --------     -------    --------  -------
                                    436       2,852       7,762    8,522

Expenses:
   Property operating expenses      196       1,140       2,412    3,021
   Real estate taxes                 43         234         549      702
   Interest expense                 109       1,256       2,942    3,586
   Depreciation                      81         653       1,663    1,959
   General and administrative        96          83         322      203
                               --------     -------    --------  -------
                                    525       3,366       7,888    9,471
                               --------     -------    --------  -------
Operating loss                      (89)       (514)       (126)    (949)

Gain on sale of joint
  venture interest                    -       2,528           -    2,528
Partnership's share of
  unconsolidated venture's
  loss                                -         (39)          -     (150)
Co-venturers' share of
  consolidated ventures'
  losses                             20          44          24       76
Gain on sale of operating
  investment property                 -           -      51,901        -
                               --------     -------    --------  -------

Income (loss) before
  extraordinary gain                (69)      2,019      51,799    1,505
Extraordinary gain on
  forgiveness of debt                 -           -       2,854        -
                               --------     -------    --------  -------
Net income (loss)              $    (69)    $ 2,019    $ 54,653  $ 1,505
                               ========     =======    ========  =======

Net income (loss) per
  Limited Partnership Unit:
   Income (loss) before
     extraordinary gain        $  (1.58)    $ 43.74   $1,186.54  $ 32.01
   Extraordinary gain on
     forgiveness of debt              -           -       65.37        -
                               --------     -------   ---------  -------

   Net income (loss)           $  (1.58)    $ 43.74   $1,251.91  $ 32.01
                               ========     =======   =========  =======
Cash distributions per
   Limited Partnership Unit    $      -     $     -   $     675  $     -
                               ========     =======   =========  =======

      The above per Limited Partnership Unit information is based upon the 41,644 Limited Partnership Units outstanding for each period.


                             See accompanying notes.

                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
        For the nine months ended December 31, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                             General          Limited
                                             Partners         Partners
                                             --------         --------

Balance at March 31, 1997                     $ (2,683)        $(27,318)
Net income                                         172            1,333
                                              --------         --------
Balance at December 31, 1997                  $ (2,511)        $(25,985)
                                              ========         ========

Balance at March 31, 1998                     $ (2,602)        $(25,785)
Cash distributions                                   -          (28,110)
Net income                                       2,518           52,135
                                              --------         --------
Balance at December 31, 1998                  $   (84)         $ (1,760)
                                              ========         ========

























                             See accompanying notes.



                   PAINEWEBBER DEVELOPMENT PARTNERS FOUR, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended December 31, 1998 and 1997
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                                           1998         1997
                                                                           ----         ----
Cash flows from operating activities:
   Net income                                                              $  54,653   $  1,505
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Depreciation                                                              1,663      1,959
     Amortization of deferred financing costs                                    532         86
     Amortization of deferred gain on forgiveness of debt                       (204)      (257)
     Gain on sale of joint venture interest                                        -     (2,528)
     Partnership's share of unconsolidated venture's loss                          -        150
     Co-venturers' share of consolidated ventures' losses                        (24)       (76)
     Gain on sale of operating investment property                           (51,901)         -
     Extraordinary gain on forgiveness of debt                                (2,854)         -
     Changes in assets and liabilities:
      Accounts receivable                                                          6          -
      Accounts receivable - affiliates                                             -         (4)
      Advances to consolidated venture                                           (20)         -
      Prepaid and other assets                                                    60         18
      Deferred expenses                                                            -        (50)
      Accounts payable and accrued expenses                                     (206)       (89)
      Accrued interest and fees                                               (4,823)       749
      Tenant security deposits                                                  (533)      (147)
                                                                           ---------   --------
         Total adjustments                                                   (58,304)      (189)
                                                                           ---------   --------
         Net cash (used in) provided by operating activities                  (3,651)     1,316
                                                                           ---------   --------

Cash flows from investing activities:
   Distribution from unconsolidated joint venture                                  -          -
   Additions to buildings and improvements                                    (2,312)         -
   Net proceeds from sale of operating investment property                    35,870         19
                                                                           ---------   --------

         Net cash provided by investing activities                            33,558         19
                                                                           ---------   --------

Cash flows from financing activities:
   Distributions to partners                                                 (28,110)         -
   Decrease in restricted cash                                                 2,132        (10)
   Repayment of principal on long-term debt                                   (4,337)      (524)
                                                                           ---------   --------
         Net cash used in financing activities                               (30,315)      (534)
                                                                           ---------   --------

Net increase (decrease) in cash and cash equivalents                            (408)       801
Cash and cash equivalents, beginning of period                                 1,551      1,562
                                                                           ---------   --------
Cash and cash equivalents, end of period                                   $   1,143   $  2,363
                                                                           =========   ========

Cash paid during the period for interest                                   $   7,437   $  3,008
                                                                           =========   ========

Supplemental disclosure of non-cash financing activity:
   Mortgage loan payable assumed by
     buyer of operating investment property                                $  75,600   $      -
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1998 and March 31, 1998 and revenues and expenses for each of the three- and nine-month periods ended December 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

      The  Partnership  originally  invested the net  proceeds of the  offering, through joint venture partnerships, in six rental apartment properties. As discussed further in the Annual Report, the Partnership's operating properties have encountered major adverse business developments which, to date, have resulted in the loss of three of the original investments to foreclosure and the sale of the Partnership's interest in one joint venture for a nominal amount. Subsequent to the resolution of the default status of the debt secured by The Lakes at South Coast Apartments in fiscal 1998 (see Note 5), management analyzed whether it would be in the Limited Partners' best interests to continue to hold the two remaining assets (The Lakes and Harbour Pointe) or to pursue potential sale opportunities with a goal of completing a liquidation of the Partnership in the near term. Based on such analysis, management concluded that a liquidation of the Partnership should be undertaken if favorable prices for The Lakes and Harbour Pointe could be achieved. Under the terms of the Partnership Agreement, the affirmative vote of Limited Partners who own 51% or more of the total number of outstanding units of limited partnership interest in the Partnership is required to approve the sale of all, or substantially all, of the Partnership's assets. On May 4, 1998, the Partnership furnished a Consent Solicitation
Statement to the Limited Partners which sought the approval to sell the Partnership's two remaining assets and, thereafter, to liquidate and dissolve the Partnership (collectively, the "Sale and Liquidation"). Effective June 18, 1998, the results of the Consent Solicitation Statement were finalized, and the Sale and Liquidation was approved by the required affirmative vote of the
Limited Partners. Management's goal has been to complete the Sale and Liquidation by the end of calendar year 1998. It now appears likely that the Sale and Liquidation will not be completed until the second quarter of calendar 1999.

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

      With the sale of The Lakes, the Partnership now has one remaining real estate investment, the Harbour Pointe Apartments. This property has been actively marketed for sale and on August 12, 1998, a purchase and sale agreement was signed with a prospective buyer. This prospective buyer subsequently decided to terminate the purchase and sale agreement and discontinued its efforts to acquire the property. The Partnership then re-opened discussions with the other prospective purchasers. These prospective purchasers were provided with updated property information, and asked to submit revised offers. After reviewing the offers, the Partnership selected a new prospective purchaser and negotiated a purchase and sale agreement. Subsequent to the quarter ended December 31, 1998, the prospective purchaser terminated the sales contract pursuant to its terms. The Partnership is currently in the process of re-marketing the property. However, since the sale of the Harbour Pointe property remains contingent upon, among other things, negotiation of a definitive sale agreement, satisfactory completion of the buyer's due diligence and formal approval by a number of third parties of the assumption of the tax-exempt bonds secured by Harbour Pointe, there are no assurances that the sale of the final asset and the liquidation of the Partnership will be completed as planned.

2.  Related Party Transactions
    --------------------------

      Included in general and administrative expenses for the nine-month periods ended December 31, 1998 and 1997 is $62,000 and $60,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the nine-month periods ended December 31, 1998 and 1997 is $4,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

     Summarized operations of the unconsolidated joint venture, for the periods indicated, are as follows:

                         Condensed Summary of Operations
             For the three and nine months ended September 30, 1997
                                 (in thousands)

                                  Three Months Ended     Nine Months Ended
                                     September  30,        September 30,
                                  -------------------    -----------------
                                         1997                  1997
                                         ----                  ----

    Rental revenues                   $   275             $    776
    Interest and other income              12                   43
                                      -------             --------
                                          287                  819

    Property operating expenses           143                  465
    Interest expense                      128                  375
    Depreciation and amortization          74                  205
                                      -------             --------
                                          345                1,045
                                      -------             --------
    Net loss                          $   (58)            $   (226)
                                      =======             ========

    Net loss:
      Partnership's share of
        net loss                      $   (38)            $   (147)
      Co-venturer's share of
         net loss                         (20)                (79)
                                      --------            --------
                                      $   (58)            $   (226)
                                      =======             ========

               Reconciliation of Partnership's Share of Operations
              For the three and nine months ended December 31, 1997
                                 (in thousands)

                                  Three Months Ended     Nine Months Ended
                                     December 31,          December 31,
                                  ------------------     ------------------
                                         1997                  1997
                                         ----                  ----

     Partnership's share of
        operations, as shown above      $  (38)              $  (147)
     Amortization of excess basis           (1)                   (3)
                                        ------               -------
     Partnership's share of
        unconsolidated
        venture's loss                  $  (39)              $  (150)
                                        ======               =======


4.  Operating Investment Properties
    -------------------------------

      As of December 31, 1998, the Partnership has an investment in one consolidated joint venture partnership (two at March 31, 1998) which owns an operating investment property as more fully described in the Partnership's Annual Report. As discussed further in Note 1, the consolidated Lakes joint venture sold its operating investment property on August 20, 1998, leaving the consolidated Harbour Pointe joint venture as the Partnership's only remaining real estate investment. The consolidated ventures have December 31 year-ends for both tax and financial reporting purposes. Accordingly, the Partnership's policy is to report the financial position, results of operations and cash flows of these ventures on a three-month lag. In accordance with the Partnership's policy of recognizing significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of The Lakes Joint Venture and recorded a gain of $51,901,000 on the sale of the venture's operating investment property during the quarter ended September 30, 1998. All material transactions between the Partnership and the consolidated joint ventures have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances to or from consolidated ventures on the accompanying balance sheets.

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

      The following combined summary of property operating expenses for the three and nine months ended September 30, 1998 (in thousands) includes the expenses of the Harbour Pointe Apartments through September 30, 1998 and the expenses of the The Lakes at South Coast Apartments through the date of the sale on August 20, 1998. The combined property operating expenses for the three and nine months ended September 30, 1997 include expenses for the two consolidated joint ventures.

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    ------------------    ------------------
                                    1998       1997        1998      1997
                                    ----       ----        ----      ----
      Property operating expenses:
        Repairs and maintenance   $  84     $   324      $    741    $  781
        Utilities                    18         169           372       438
        Management fees              12         100           234       300
        Other operating and
          administrative             82         547         1,065     1,502
                                  -----     -------      --------    ------
                                  $ 196     $ 1,140      $  2,412    $3,021
                                  =====     =======      ========    ======

5.  Long-term Debt

      Long-term debt on the Partnership's balance sheet at December 31, 1998 and March 31, 1998 consists of the following (in thousands):

                                                December 31       March 31
                                                -----------       --------

     Nonrecourse  mortgage  note payable
     which   secures    Manatee   County
     Housing Finance  Authority  Revenue
     Refunding  Bonds. The mortgage loan
     is secured by a deed to secure debt
     and a security  agreement  covering
     the real and  personal  property of
     the Harbour  Pointe  Apartments.              $ 9,125         $ 9,125

     Developer    loan   payable   which
     secured     County    of    Orange,
     California   Tax-Exempt   Apartment
     Development   Revenue  Bonds.   The
     mortgage loan was  nonrecourse  and
     was  secured  by a  first  deed  of
     trust  plus all  future  rents  and
     income  generated  by The  Lakes at
     South Coast Apartments.                             -          75,600

     Nonrecourse  loan  payable  to bank
     secured  by a third  deed of  trust
     plus all  future  rents and  income
     generated  by The  Lakes  at  South
     Coast Apartments.                                   -             926

     Prior    indebtedness     principal
     payable to bank by The Lakes  Joint
     Venture.    This   obligation   was
     nonrecourse to the joint venture.                   -           3,411

     Deferred gain from  forgiveness  of
     debt     (net    of     accumulated
     amortization  of $2,221 at December
     31, 1997).                                          -           3,058
                                                   -------         -------
                                                   $ 9,125         $92,120
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

      The interest rate on the Bonds is adjusted weekly to a minimum rate that would be necessary to remarket the Bonds in a secondary market as determined by a bank remarketing agent. During calendar 1997, the interest rate averaged 3.78% (3.62% in 1996). The Bonds are secured by the Harbour Pointe Apartments. As of September 30, 1998 and December 31, 1997, the fair value of this debt obligation approximated its carrying value.

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

      Debt secured by The Lakes at South Coast Apartments
      ---------------------------------------------------

      Original financing for construction of The Lakes at South Coast Apartments was provided from a developer loan in the amount of $76,000,000 funded by the proceeds of a public offering of tax-exempt apartment development revenue bonds. The Venture was in default of the developer loan beginning in December 1989 for failure to make full and timely payments on the loan. As a result of the Venture's default, the required semi-annual interest and principal payments due to the bond holders through June of 1991 were made by the bank which had issued an irrevocable letter of credit securing the bonds. Under the terms of the loan agreement, the Venture was responsible for reimbursing the letter of credit issuer for any draws made against the letter of credit which totalled $7,748,000.

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

      The loan was secured by a first deed of trust plus all future rents and income generated by the operating investment property. Bond principal and interest payments were secured by an irrevocable letter of credit issued by a bank in the amount of $76,569,000, expiring December 15, 1998. The bank letter of credit was secured by a second deed of trust on the operating investment property and future rents and income from the operating investment property. The Venture paid an annual letter of credit fee equal to 1.3% of the outstanding amount, payable 83% monthly with the remaining 17% deferred and paid in accordance with the Reimbursement Agreement (Unpaid Accrued Letter of Credit
Fees). Such Unpaid Accrued Letter of Credit Fees were $1,863,000 at December 31, 1997. Unpaid Accrued Letter of Credit Fees of $2,011,000 were repaid out of the sales proceeds from The Lakes on August 20, 1998.

      In conjunction with the 1991 Developer Loan, the Venture entered into a Reimbursement Agreement with the letter of credit issuer regarding the unreimbursed letter of credit draws referred to above. The letter of credit issuer agreed to forgive all outstanding accrued interest through September 26, 1991, aggregating $1,132,000, along with a portion of the outstanding principal in the amount of $300,000. In return, the Venture made a principal payment of $926,000, leaving an unpaid balance of $6,523,000 (Prior Indebtedness). The outstanding principal balance of the Prior Indebtedness bore interest payable to the letter of credit issuer at the rate of 11% per annum. Interest accrued on the Prior Indebtedness from the date of closing through June 1992 was forgiven by the letter of credit issuer. Principal payments from available net cash flow and the release of certain restricted escrow funds described below totalled $3,452,000 through August 20, 1998, leaving an outstanding principal balance of $3,071,000 as of August 20, 1998. At the time of the refinancing the Venture also owed the letter of credit issuer fees totalling $2,184,000. The letter of credit issuer agreed to forgive $1,259,000 of such unpaid fees, leaving an unpaid balance of $925,000 (Deferred Prior Letter of Credit Fees). The Venture had a limited right to defer payment of interest and principal on the Prior Indebtedness and the Unpaid Accrued Letter of Credit Fees to the extent that the net cash flow from operations was not sufficient after the payment of debt service on the 1991 Developer Loan and the funding of certain required reserves. The Prior Indebtedness of $3,071,000, deferred unpaid interest of $592,000 and Deferred Prior Letter of Credit Fees of $925,000 were repaid out of the sales proceeds from The Lakes at South Coast Apartments on August 20, 1998.

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

      The 1991 restructuring of the Prior Indebtedness, the Deferred Letter of Credit Fees and the line of credit borrowings, as described above, was accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,279,000, was deferred and was being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. At March 31, 1998, $3,058,000 of such forgiven debt (net of accumulated amortization) was reflected on the accompanying balance sheet and $204,000 and $257,000 was amortized as a reduction of interest expense in the accompanying statements of operations for fiscal 1999 (through the date of the sale) and the nine-month period ended September 30, 1997, respectively. The remaining unamortized balance of $2,854,000 was recognized as an extraordinary gain on forgiveness of debt upon the sale of The Lakes on August 20, 1998.

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

Liquidity and Capital Resources
-------------------------------

      As discussed further in the Annual Report, subsequent to the resolution of the default status of the debt secured by The Lakes at South Coast Apartments in fiscal 1998, management analyzed whether it would be in the Limited Partners' best interests to continue to hold the two remaining assets or to pursue potential sale opportunities with a goal of completing a liquidation of the Partnership in the near term. Based on such analysis, management concluded that a liquidation of the Partnership should be undertaken if favorable prices for The Lakes and Harbour Pointe could be achieved. Under the terms of the Partnership Agreement, the affirmative vote of Limited Partners who own 51% or more of the total number of outstanding units of limited partnership interest in the Partnership is required to approve the sale of all, or substantially all, of the Partnership's assets. On May 4, 1998, the Partnership furnished a Consent Solicitation Statement to the Limited Partners which sought the approval to sell the Partnership's two remaining assets and, thereafter, to liquidate and dissolve the Partnership (collectively, the "Sale and Liquidation"). Effective June 18, 1998, the results of the Consent Solicitation Statement were finalized, and the Sale and Liquidation was approved by the required affirmative vote of the Limited Partners. Management's goal has been to complete the Sale and Liquidation by the end of calendar year 1998. It now appears likely that the Sale and Liquidation will not be completed until the second quarter of calendar 1999. There can be no assurances, however, that the sale of the remaining asset and the liquidation of the Partnership will be completed within this time frame.

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

      With the sale of The Lakes and the final redemption of the Partnership's interest in the Lincoln Garden joint venture, the Partnership now has one remaining real estate investment, the Harbour Pointe Apartments, a 234-unit property located in Bradenton, Florida. The property averaged an occupancy level of 94% for the quarter ended December 31, 1998. As previously reported, in early fiscal 1998 the Partnership initiated discussions with the issuer of the letter of credit on the Harbour Pointe Apartments, which was scheduled to expire on December 15, 1997. During the second quarter of fiscal 1998, the letter of credit issuer approved the joint venture's application for an extension of the letter of credit through December 2000. The new terms of the letter of credit agreement require the commencement of regular bond sinking fund contributions of $240,000 per annum to be paid in quarterly installments of $60,000 beginning February 15, 1998. The terms of the extension also increased the letter of credit fee from 1% to 1.25% per annum on the outstanding amount of $9,247,500, payable on a quarterly basis beginning February 15, 1998. The joint venture is also required to make annual deposits to a lender-controlled escrow account equal to 75% of Harbour Pointe's annual net cash flow, as defined, for each year beginning in calendar 1998. All funds deposited to the escrow account will be returned to the joint venture upon the earlier of the termination and surrendering of the letter of credit to the lender or the achievement of a loan-to-value ratio equal to or less than 75%, as determined solely by the lender.

      Recent improvements in market conditions and in the operating performance of the Harbour Pointe Apartments have increased the estimated market value of the property to a level which exceeds the outstanding first mortgage loan balance. Accordingly, during the fourth quarter of fiscal 1998 the Partnership initiated discussions with several real estate brokerage firms in order to define potential marketing strategies for selling the Harbour Pointe property and solicited marketing proposals from three of these firms. After reviewing their respective proposals and conducting extensive interviews, the Partnership selected a national firm that is a leading seller of apartment properties encumbered by tax-exempt bond financing. During the first quarter of fiscal 1999, a marketing package was finalized, and extensive sales efforts began in May 1998. As a result of such efforts, several offers to purchase Harbour Pointe were received. On August 12, 1998, a purchase and sale agreement was signed with a prospective buyer. This prospective buyer subsequently decided to terminate the purchase and sale agreement and discontinued its efforts to acquire the property. The Partnership then re-opened discussions with the other prospective purchasers. These prospective purchasers were provided with updated property information, and asked to submit revised offers. After reviewing the offers, the Partnership selected a new prospective purchaser and negotiated a purchase and sale agreement. Subsequent to the quarter ended December 31, 1998, this prospective purchaser terminated the sales contract pursuant to its terms. The Partnership is currently in the process of re-marketing the property. However, since the sale of the Harbour Pointe property remains contingent upon, among other things, negotiation of a definitive sale agreement, satisfactory completion of the buyer's due diligence and formal approval by a number of third parties of the assumption of the tax-exempt bonds secured by Harbour Pointe, there are no assurances that the sale of the final asset and the liquidation of the Partnership will be completed as planned.

      At December 31, 1998, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $1,143,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and the remaining consolidated venture, with the remainder to be returned to the Limited Partners, along with the net proceeds received from the sale of the final operating investment property, after the payment of all liquidation-related expenses in conjunction with the formal liquidation of the Partnership. Such a liquidation is currently planned to be completed by the end of the second quarter of calendar 1999.

      As noted above, the Partnership expects to be liquidated prior to the end of calendar 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended December 31, 1998
------------------------------------

      For the three months ended December 31, 1998, the Partnership reported a net loss of $69,000 as compared to net income of $2,019,000 for the same period in the prior year. This unfavorable change in net income (loss) is primarily the result of a $2,528,000 gain recognized on the sale of the Partnership's interest in the Lincoln Garden joint venture in September 1997, as discussed further above. This unfavorable change in net income (loss) was partially offset by a decrease in the Partnership's operating loss of $425,000 and a decrease in the Partnership's share of unconsolidated venture's loss of $39,000. The Partnership's operating loss, which includes the consolidated results of the Lakes and Harbour Pointe joint ventures for the three months ended December 31, 1997 includes only the consolidated results of the Harbour Pointe joint venture in the current three-month period. As noted above, the consolidated Lakes at South Coast operating investment property was sold on August 20, 1998. In accordance with the Partnership's policy to recognize significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of The Lakes Joint Venture during the quarter ended September 30, 1998 and recognized a gain of $51,901,000 on the sale of the operating investment property. The major portion of the decrease in the Partnership's operating loss for the current three-month period can be attributed to the operations of The Lakes Joint Venture which contributed a net operating loss of $391,000 for the three months ended December 31, 1997.

      The Partnership's share of unconsolidated venture's loss, which represented the operating results of the Lincoln Garden joint venture, decreased by $39,000 as a result of the sale of the Partnership's interest in the Lincoln Garden joint venture in September 1997, as discussed further above.

Nine Months Ended December 31, 1998
-----------------------------------

      As noted above, the consolidated Lakes at South Coast operating investment property was sold on August 20, 1998. In accordance with the Partnership's policy to recognize significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of The Lakes Joint Venture during the quarter ended September 30, 1998 and recognized a gain of $51,901,000 on the sale of the operating investment property. The Partnership reported net income of $54,653,000 for the nine months ended December 31, 1998, as compared to net income of $1,505,000 for the same period in the prior year. This favorable change of $53,148,000 in the Partnership's net operating results was primarily due to the gain on the sale of The Lakes operating investment property and a related extraordinary gain on forgiveness of debt. The 1991 restructuring of the debt secured by The Lakes at South Coast Apartments was accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $5,279,000, was deferred and was being amortized as a reduction of interest expense prospectively using a method approximating the effective interest method over the estimated remaining term of the Venture's indebtedness. The remaining unamortized balance of $2,854,000 was recognized as an extraordinary gain on forgiveness of debt upon the sale of The Lakes on August 20, 1998. The favorable changes in net income were partially offset by a $2,528,000 gain recognized in the prior period on the sale of the Partnership's interest in the Lincoln Garden joint venture in September 1997, as discussed further above.

     In addition to the gain recognized on the sale of The Lakes and the extraordinary gain from forgiveness of debt, the Partnership's increase in net income for the current nine-month period was partly due to a $823,000 decrease in the Partnership's operating loss and a $150,000 decrease in the Partnership's share of unconsolidated venture's loss as compared to the same period in the prior year. The current year's results include seven and two-thirds months of operating results for The Lakes consolidated joint venture as compared to nine months of operating results for The Lakes for the same period in the prior year as a result of the sale of The Lakes property on August 20, 1998. The favorable change in the Partnership's operating loss can be attributed primarily to this shorter period of operations for The Lakes Joint Venture in the current year. The Lakes Joint Venture was generating operating losses, after depreciation, prior to its sale. In addition, interest income increased by $86,000 mainly due to interest earned on the net proceeds from the sale of The Lakes, which were temporarily invested pending the distribution to the Limited Partners, which occurred on September 9, 1998. The lower operating losses of The Lakes Joint Venture and the increase in interest income were partially offset by an increase in general and administrative expenses of $119,000 for the current nine-month period. General and administrative expenses increased primarily due to additional professional fees incurred related to the sale of the Partnership's operating investment properties and liquidation-related costs. The Partnership's share of unconsolidated venture's loss, which represented the operating results of the Lincoln Garden joint venture, decreased by $150,000 as a result of the sale of the Partnership's interest in the Lincoln Garden joint venture in September 1997, as discussed further above.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

                        NONE

Item 2. through 5.      NONE


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:         NONE

(b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

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






Dated:  February 22, 1999